Form 10QSB
period 2007-06-30
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2007-08-21
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 000-52647

PERFORMANCE HEALTH TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	841474432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

427 RIVERVIEW PLAZA, TRENTON, NEW JERSEY 08611
(Address of Principal Executive Offices) (Zip Code)

(609)  656-0800
(Issuer’s Telephone Number, Including Area Code)   [Missing Graphic Reference]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007, 48,493,352 shares of common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$239,315
Inventory	26,001
Prepaid Expenses	133,064

Total Current Assets	398,380

FURNITURE & EQUIPMENT, net	9,525

OTHER ASSETS:
Debt Issuance Costs, net	345,026
Deferred Offering Costs	482,940
Security Deposits	4,802
Total Other Assets	832,768

TOTAL ASSETS	$1,240,673

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$432,609
Accrued Salaries and Interest	293,789
Accrued Expenses	26,955
Accrued Interest - Convertible Notes	861,016
Non-Convertible Notes Payable	50,000
Current Portion of Convertible Notes Payable, Net of Debt Discount of $404,640	1,765,370
Derivative Liability	2,707,171

Total Current Liabilities	6,136,910

CONVERTIBLE NOTES PAYABLE, Net of
Debt Discount of $561,304	4,238,696

STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 Par Value, 70,000,000 Shares Authorized,
48,493,352 Shares Issued and Outstanding	484,934
Paid-in Capital	13,476,344
Accumulated Deficit	(23,096,211)

Total Stockholders’ Deficit	(9,134,933)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,240,673

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

SALES, NET	$—	$1,657	$589	$3,935

COST OF SALES	—	—	—	500

GROSS PROFIT	—	1,657	589	3,435

OPERATING EXPENSES:
General and Administrative	530,755	188,688	1,295,547	398,887
Sales and Marketing	29,395	20,483	54,777	68,394
Research and Development	29,889	9,717	51,750	70,039

TOTAL OPERATING EXPENSES	590,039	218,888	1,402,074	537,320

LOSS FROM OPERATIONS	(590,039)	(217,231)	(1,401,485)	(533,885)

OTHER INCOME (EXPENSES):
Interest Income	9	6	15	14
Interest Expense	(785,177)	(641,380)	(1,527,054)	(1,248,006)
Amortization - Debt Issuance Costs	(69,618)	(150,859)	(221,880)	(308,445)
Gain (Loss) on Derivative Liability	88,750	113,647	456,784	303,306

TOTAL OTHER INCOME (EXPENSES)	(766,036)	(678,586)	(1,292,135)	(1,253,131)

LOSS BEFORE PROVISION FOR TAXES	(1,356,075)	(895,817)	(2,693,620)	(1,787,016)

PROVISION FOR TAXES	(801)	—	(1,601)	(800)

NET LOSS	$(1,356,876)	$(895,817)	$(2,695,221)	$(1,787,816)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Weighted Average Number of Shares	48,493,352	37,251,861	48,493,352	37,251,861

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,695,221)	$(1,787,816)

Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash interest expense	1,229,780	1,007,610
Non cash consulting expense	294,400	—
Non cash stock based compensation	393,271	54,694
Depreciation and amortization	225,970	316,727
Gain on derivative liability	(456,784)	(303,306)
Deferred Offering Costs	(149,235)	(88,084)
(Increase) decrease in accounts receivable	—	830
(Increase) decrease in inventories	(26,001)	—
(Increase) decrease in other assets	3,271	—
(Increase) decrease in prepaid expenses	(124,562)	(40,000)
Increase (decrease) in accounts payable	246,807	(14,141)
Increase (decrease) in accrued liabilities	46,667	76,621
Increase (decrease) in interest payable	263,896	236,021
Total adjustments	1,947,480	1,246,972

Net cash (used) by operating activities	(747,741)	(540,844)

Cash flows from investing activities:
Cash payments for the purchase of equipment	(2,940)	(1,805)

Net cash (used) by investing activities	(2,940)	(1,805)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	783,271	743,250
Principal payments on short term notes		(50,000)
Net proceeds from short term notes	—	50,000

Net cash provided by financing activities	783,271	743,250

Net increase in cash and equivalents	32,590	200,601
Cash and equivalents, beginning of period	206,725	151,459
Cash and equivalents, end of period	$239,315	$352,060

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$37,248	$4,375
Income tax	$1,601	$800

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited consolidated financial statements of Performance Health Technologies, Inc. (“PHT” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the registration statement on Form 10-SB.

Organization
Performance Health Technologies, Inc. (“PHT,” the “Company,” “we” or “us”) incorporated on June 15, 1998 in the state of Delaware. PHT develops and markets computer-based rehabilitation and health maintenance products. The Company is based in Trenton, NJ.

Revenue and Cost Recognition
Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable and amortizable assets (use of different depreciation and amortization methods and lives for financial statement and income tax purposes) and allowance for doubtful receivables (deductible for financial statement purposes but not for income tax purposes). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments
Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.”  The Company has used available information to derive its estimates.  However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently.  The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The Company estimates that there are no material variations between fair value and book value of our financial assets or liabilities as of June 30, 2007.  The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.  Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided utilizing both the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Equipment & Computers                                                                        3-5 years

Long Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of.

Inventory
Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method and consists primarily of finished goods.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, all highly liquid investments with a maturity of three months or less are included in cash equivalents. As of June 30, 2007, cash and cash equivalents included $234,842 of cash held in commercial banks, petty cash fund of $250, and $4,223 of money market securities.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three and six months ended June 30, 2007 amounted to $7,655 and $8,467, respectively. Advertising expense for the three and six months ended June 30, 2006 amounted to $0 and $11,666, respectively.

Debt Issuance Costs
Debt Issuance Costs are amortized using the straight-line method over the term of the notes.

Research and Development Costs
Expenses for research and development are charged to expense when incurred. The total amount of research and development expenses incurred during the three and six months ended June 30, 2007 amounted to $29,889 and $51,750, respectively. The total amount of research and development expenses incurred for the three and six months ended June 30, 2006 amounted to $9,717 and $70,039, respectively.

Employee Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  On January 1, 2006, the Company adopted SFAS 123R.  The provisions of SFAS 123R became effective the first annual reporting period beginning after December 15, 2005. The Company adopted the requirements of SFAS 123R using the “modified prospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all vested awards granted prior to the effective date of SFAS 123R, and based on the requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R.

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, the Company included stock-based compensation in general and administrative for the cost of stock options.  Stock based compensation expense for the three and six months ended June 30, 2007 was $168,782 and $393,271, respectively.

Stock based compensation expense for the three and six months ended June 30, 2006 was $26,639 and $54,694, respectively.

No stock options were exercised during the three and six months ended June 30, 2007.

Estimating the Fair Market Value of our Common Stock
The fair market value of our common stock is a significant estimate used in determining the value of our various equity related instruments (options, warrants, conversion features, etc.). In determining the fair market value of our stock we consider such things as the most recent equity transaction, changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions.

Deferred Offering Costs
Amounts paid or accrued for costs associated with an anticipated public offering will be expensed and not recorded as a reduction of the net proceeds, if the offering is not consummated. Upon successful completion of such an offering, these expenses will be recorded as a reduction of the net proceeds.

At June 30, 2007, we had net deferred offering costs of $482,940. These costs were primarily related to our Standby Equity Distribution Agreement or “SEDA”(Note 12) and will be offset against the proceeds of the offering, when consummated.

Recent Accounting Pronouncements
In March 2006, FASB issued FASB 156, “Accounting for Servicing of Financial Assets – An amendment of FASB No. 140.”  FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract.  FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method.  FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006.  FASB 156 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  FASB Interpretation No. 48 did not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007.  SAB 108 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In October 2006, the FASB issued FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1”. This FSP concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The FSP is to be applied in the first reporting period beginning after October 10, 2006.   FAS 123(R)-5 did not have a material impact on the Company’s financial statements.

In October 2006, the FASB issued FSP No 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”. This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No. 123(R), Share-Based Payment. This FSP should be applied in the first reporting period beginning after October 20, 2006.  FAS 123(R)-6 did not have a material impact on the Company’s financial statements.

In December 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Major Maintenance Activities”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in the FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.  FSP No. AUG AIR-1 did not have a material impact on the Company’s financial statements.

In January 2007, the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets”. This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155.  Derivatives Implementation Group Statement 133 Implementation Issue No. B40 did not have a material impact on the Company’s financial statements.

Note 2 – Property, Plant and Equipment:

Property, plant and equipment as of June 30, 2007 are as follows:

June 30, 2007
Equipment and Computers	$50,640
Less: Accumulated depreciation	(41,115)
$9,525

Depreciation expense charged to income for the three and six months ended June 30, 2007 amounted to $2,138 and $4,090, respectively.

Depreciation expense charged to income for the three and six months ended June 30, 2006 amounted to $6,353 and $8,282, respectively.

Note 3 – Debt Issuance Costs:

We have incurred certain costs related to financing activities since inception.  These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities.  Debt issuance costs were paid in the form of cash.

Debt issuance costs consisted of the following:

June 30, 2007
2003/2004 Private Placement	$930,476
2005 Bridge Loan A	200,048
2005 Bridge Loan B	274,114
2006 Bridge Loans	234,300
2007 Bridge Loans	88,585
Total Debt Issuance Costs	1,727,523
Less: Accumulated Amortization	(1,382,497)
$345,026

In conjunction with each of our 2007 and 2006 debt issuances (bridge loans), we incurred Placement, Marketing and Due Diligence Fees to North Coast Securities Corporation totaling approximately 20% of the gross loan amount. In addition, most of the issuers were paid an origination fee of 5% of the gross loan amount. These fees along with any legal fees that were specifically attributable to the issuances of such loans are included in the issuances stated above.

Amortization expense charged to income for the three and six months ended June 30, 2007 amounted to $69,618 and $221,880, respectively.

Amortization expense charged to income for the three and six months ended June 30, 2006 amounted to $150,859 and $308,445, respectively.

Note 4 –Notes:

Convertible Notes:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to EITF Issue. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instrument included in the exchange.  The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.  Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees.  Therefore, as of June 30, 2007, the Company had classified the fair value of all warrants and conversion features as a derivative liability.

On June 27, 2007, the Company sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  82%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 102,500 and is being amortized over the life of the convertible note. As of June 30, 2007, there were $250,000 in principal of the 2007 E Notes outstanding.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $129.2 thousand and is being amortized over the life of the convertible note. There are amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of June 30, 2007, there were $315,000 in principal of the 2007 D Notes outstanding.

On May 14, 2007, the Company sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, is payable July 13, 2007. This note was extended to November 01, 2007. The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 243,000 and is being amortized over the life of the convertible note. As of June 30, 2007, there were $300,000 in principal of the 2007 C Notes outstanding.

During January of 2007, the Company sold $101,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the “10% 2006 G Notes”), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, is payable 120 days after issuance.  This note was extended to November 01, 2007. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded, but in any event not less than $0.30 (the “Conversion Rate”). This conversion feature was recorded as a discount of $13,900 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of the date of this report, there was $250,000 in principal of 10% 2006 G Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $53,100 and is being amortized over the life of the convertible note.

On December 27, 2006, the Company sold $149,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the “10% 2006 G Notes”), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, is payable 120 days after issuance.  This note was extended to November 01, 2007. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded, but in any event not less than $0.30 (the “Conversion Rate”). This conversion feature was recorded as a discount of $19,400 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $75,100 and is being amortized over the life of the convertible note.

On October 13, 2006, the Company sold $250,000 of equity units (the “2006 D Units”) in a private placement.  The 2006 D Units consist of a 13% convertible note (the “2006 D Notes”) in the principal amount of $250,000 and 625,000 five year warrants to purchase our common stock at an exercise price of $.50. The principal balance of the 2006 D Note, along with accrued and unpaid interest, is payable on the earlier of (i) 30 days after the effective date of a registration statement filed by the Company that includes the warrant shares, or (ii) April 13, 2007.  This note was extended to July 13, 2007. The Company did not pay the 2006 D Notes on July 13, 2007. The Company is in the process of negotiating an extension of the 2006 D Notes with the holder. The holder of the 2006 D Note may elect to convert the principal balance of the 2006 D Note into shares of our common stock at a price equal to the lesser of (i) $0.50, or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $149,800 and is being amortized over the life of the convertible note.   The Note bears interest at 13% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. The Company paid a total of $8,125 in prepaid interest to the 2006 D noteholder on the date of closing, representing 90 days’ worth of interest on the 2006 D Note.  The 2006 D noteholder also received $12,500 at the closing as additional consideration.  The 2006 D Notes are secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $98,750 and is being amortized over the life of the convertible note.

On June 30, 2006, the Company sold $250,000 of equity units (the “2006 C Units”) in a private placement.  Each 2006 C Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 C Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 C Note, along with accrued and unpaid interest, is payable 6 months after the date of issuance.  This note was extended to November 01, 2007. The holder of each 2006 C Note may elect to convert the principal balance of the Convertible Note into shares of common stock.  The 2006 C Notes are convertible at a price equal to the lesser of (i) $0.60 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).

This conversion feature was recorded as a discount of $170,200 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 C Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of 3,000 of the warrants is $.60 per share and the exercise price for 3,000 warrants is $1.25 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $201,750 and is being amortized over the life of the convertible note.

On May 24, 2006, the Company sold $250,000 of equity units (the “2006 B Units”) in a private placement.  Each 2006 B Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 B Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 B Note, along with accrued and unpaid interest, is payable 6 months after the date of issuance.  This note was extended to November 01, 2007. The holder of each 2006 B Note may elect to convert the principal balance of the 2006 B Note into shares of common stock.  The 2006 B Notes are convertible at a price equal to the lesser of (i) $0.50 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175.6 thousand and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.   Each 2006 B Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of 3,000 of the warrants is $.50 per share and the exercise price for 3000 warrants is $1.00 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $214,500 and is being amortized over the life of the convertible note.

On May 15, 2006, the Company sold $250,000 of equity units (the “2006 A Units”) in a private placement.  Each 2006 A Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 A Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 A Note, along with accrued and unpaid interest, is payable 6 months after the date of issuance.  This note was extended to November 01, 2007. The holder of each 2006 A Note may elect to convert the principal balance of the 2006 A Note into shares of common stock.  The 2006 A Notes are convertible at a price equal to the lower of (i) 70% of the average closing price of our common stock on the exchange on which the Company’s stock is trading for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder or (ii) $.30 per share (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175,600 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 A Note bears interest at

10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of the warrants is $.50 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $285,000 and is being amortized over the life of the convertible note.

On April 4, 2006, the Company sold $50,000 of equity units (the “April 2006 Units”) in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consists of a 15% convertible note (the “15% April 2006 Notes”) in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note has been extended to November 01, 2007, at which time the principal and accrued interest is due. The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the “Conversion Rate”). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). We paid a total of $2,466 in prepaid interest to the 15% April 2006 Noteholder on the date of closing, representing four months worth of interest on the 15% April 2006 Note. As of June 30, 2007, there were $50,000 in principal of 15% April 2006 Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.

The investor received a warrant to purchase a total of 150,000 shares of common stock having an exercise price of $0.30 per share. The warrants are exercisable for a period of five years from the date of issuance. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $24,600 and is being amortized over the life of the convertible note.

A convertible note in accordance with the Company’s private placement memorandum dated February 24, 2005 of $750,000 is due on the earlier of the first anniversary of the closing for the convertible note or the occurrence of a fundamental change in capital structure.  The convertible note is convertible into approximately 3.75 million shares of common stock at an effective conversion price equal to 80% of the price of common stock in the next equity offering conducted by us or, if no such offering occurs, at the rate of one share per $2.00 converted.  This conversion feature was recorded as at a discount of $604,400 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:  97.6%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.  The notes are available for conversion into approximately 5,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 10% annually.  The interest is payable at the option of the Company, in cash, or common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of June 30, 2007, $745,000 of these convertible notes have been converted to common stock.

A convertible note in accordance with the Company’s private placement memorandum dated October 24, 2003 of $4.8 million is due on the earlier of the fifth anniversary of the closing for the convertible notes or the occurrence of a fundamental change in capital structure.  The convertible notes are convertible into approximately 19.2 million shares of common stock at $0.25 per share.  The notes are available for conversion into approximately 4,000 shares of the Company’s common stock for each $1,000 note.   The

notes are issued at par and pay interest of 8.5% annually.  The interest is payable at the option of the Company, in cash, common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of June 30, 2007, $100,000 of the convertible notes have been converted to common stock.

In connection with the issuance of all of our convertible notes, we granted demand and piggy-back registration rights with respect to the shares issuable for interest or upon conversion of such notes. The registration rights cease at the time the shares are eligible for sale under Rule 144 of the Securities Act. As of December 31, 2006, the underlying shares related to the 2003 Convertible Notes issued in 2003 and 2004 were eligible for sale under Rule 144 and the underlying shares related to all notes issued since January 1, 2005 had registration rights.

All derivative liabilities are assessed at each balance sheet date and are marked to market.  At June 30, 2007, the following assumptions were utilized using the Black Scholes option pricing model:  Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.

Non-Convertible Notes:

On March 27, 2007, the Company sold $50,000 of non-convertible 13% promissory notes (the “13% 2007 A Notes”) to a lender in a private transaction. The principal balance of the 13% 2007 A Notes, along with accrued and unpaid interest, is payable on September 1, 2007. The 13% 2007 A Notes bear interest at 13% per annum payable in cash at maturity in arrears.  We paid a total of $1,625 in prepaid interest to the 13% 2007 A Noteholder on the date of closing, representing three months worth of interest on the 13% 2007 A Notes plus a 5% origination fee of $2,500.

Maturities of debt are as follows:

For the year ended December 31, 2007	$1,655,010
For the year ended December 31, 2008	2,594,000
For the year ended December 31, 2009	2,771,000
Thereafter	—
Total	$7,020,010

The derivative liability consists of the following:

Date	Description	Balance
12/31/06	Conversion option 2006 Bridge Loans at fair market value	$602,341
12/31/06	Warrant liability on 2005 Bridge Loans at fair market value	331,122
12/31/06	Warrant liability on 2006 Bridge Loans issuance at fair market value	854,621
12/31/06	Warrant liability on 2006 advisory contract at fair market value	712,000
3/31/07	Conversion option on 2006 Bridge Loans issued during 2007	13,920
3/31/07	Warrant liability on 2006 Bridge Loans issued during 2007	53,126
6/30/07	Conversion option on 2007 Bridge Loans	122,175
6/30/07	Warrant liability on 2007 Bridge Loans	474,650
6/30/07	Fair market value adjustment on conversion options	(74,169)
6/30/07	Fair market value adjustment on the 2006 advisory contract	(88,000)
6/30/07	Fair market value adjustment on warrant liabilities	(294,615)

Total		$2,707,171

Note 5 – Accrued Salaries and Interest:

Accrued salaries and interest represents salaries due to officers of the Company. During the three and six months ended June 30, 2007 the Company accrued salaries in the amounts of $21,875 and $43,750, respectively, and accrued interest expense on salaries of $7,140 and $11,201, respectively. At June 30, 2007 the officers were due $258,430 in accrued salaries along with interest on the accrued salaries of $35,359. Interest is accrued at a rate of 8.500% per annum.

Note 6 – Provision for Income Taxes:

As of June 30, 2007, non-current deferred tax liabilities for taxable temporary differences total $0. Non-current deferred tax assets recognized for deductible temporary differences total $7,576,539.

The Company’s deferred tax assets and liabilities consist of the following at June 30, 2007:

Deferred tax assets:
Net operating loss carryforwards	$7,363,922
Excess of tax basis over financial statement of intangible assets	211,697
Excess of tax basis over financial statement of property, plant and equipment	920
Valuation allowance for deferred tax assets	(7,576,539)
$0

A valuation allowance has been established to eliminate the net deferred tax benefit since it is uncertain if the tax benefits will be realized. This allowance was increased by $1,175,697 to $6,361,005 at December 31,

2006, increased by $811,416 to $7,172,421 at March 31, 2007 and increased by $404,118 to $7,576,539 at June 30, 2007.

Income tax expense for the six months ended June 30, 2007 and 2006 consisted of the following:

	June 30, 2007	June 30, 2006

Current State Tax	$1,601	$800

As of June 30, 2007, the Company had net operating loss carryforwards of $19,163,745 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

Year Ending
December 31,
12/31/19	$1,101,282
12/31/20	2,862,191
12/31/21	1,032,226
12/31/22	2,036,114
12/31/23	2,099,394
12/31/24	2,675,931
12/31/25	2,723,509
12/31/26	4,633,098
$19,163,745

Note 7 – Concentration of Credit Risk:

The Company maintains its cash balances in two financial institutions.  As of June 30, 2007, the Company’s cash and cash equivalents exceeded federally insured limits by $147,907.

Note 8 – Cash Flow Disclosures:

Non-cash investing and financing transactions for the six months ended June 30, 2007 included the following:

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.

Non-cash investing and financing transactions for the six months ended  June 30, 2006 included the following:

Convertible notes along with accrued interest totaling $619,302 were converted into common stock.

The Company recorded a charge to stock issuance costs in the amount of $510,000 in exchange for common stock.

Note 9 – 401K and Profit Sharing Plan:

The Company maintains a 401K and Profit Sharing Plan.  Contributions to the Profit Sharing Plan are at management’s discretion.  For the three and six months ended June 30, 2007, management has committed to contribute $0 and $0, respectively to the plan. For the three and six months ended June 30, 2006, management has committed to contribute $0 and $0, respectively to the plan.

Matching corporate contributions to the 401K plan are at management’s discretion and only apply to those employees who choose to participate.  Matching contributions to the 401K plan amounted to $0 and $0, respectively for the three and six months ended June 30, 2007. Matching contributions to the 401K plan amounted to $0 and $0, respectively for the three and six months ended June 30, 2006.

Note 10 – Related Party Transactions:

Consulting
In June 2006, the Company renegotiated its consulting agreement with Phoenix Ventures, a related party. The agreement calls for monthly consulting fees of $6,000 along with 2,500 stock options (options starting January 01, 2006) granted per month. Consulting fees of $24,000 and $42,000 relating to this agreement were incurred during the three and six months ended June 30, 2007, respectively, along with 15,000 stock options granted. Consulting fees of $11,000 and $20,000 relating to this agreement were incurred during the three and six months ended June 30, 2006, respectively, along with 15,000 stock options granted.

In June 2006, the Company entered into a services agreement with Bartolomei Pucciarelli, LLC, a related party.  Fees will be paid to Bartolomei Pucciarelli, LLC on an hourly basis for financial reporting and related services.  The Company incurred fees of approximately $119,216 relating to this agreement from January 1, 2007 through June 30, 2007.

Note 11 – Stock Option Plan:

The Company issued employee stock options through stock-based compensation plans.  Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of January 1, 2006 which were issued under the Company’s stock based compensation plan.  Under the modified prospective transition method, the Company is required to recognize compensation expense for options granted commencing January 1, 2006 and thereafter.  Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.  Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation.  APB No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

Compensation cost recognized for the six months ended June 30, 2007 was $393,271, and is the same as that which would have been recognized had the recognition provision of SFAS No. 123(R) been applied in previous years.  Results for prior periods have not been restated.  The Company recognizes a non-employee who sits on the board of directors and is compensated by the Company solely for the individual’s role as a director as an employee under SFAS 123(R).

The following assumptions were used in the Black Scholes pricing model for the 2007 option issuance:

Fair Market Value	Exercise Price	Maturity	Dividend Yield	Interest Rate	Volatility
$0.25	$0.30	5 years	-0-	4.7%	82%

The status of the stock option plan is as follows at June 30, 2007:

	Number	Weighted
	Of	Average
	Shares	Exercise
		Price
Outstanding at January 1, 2006	5,909,836	$0.25

Granted	5,820,000	$0.25
Exercised	—	—
Canceled	524,503	—
Outstanding at December 31, 2006	11,205,333	$0.25

Granted	549,999	.30
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2007	11,755,332	.25

Exercisable at June 30, 2007	7,235,324	$0.25
Exercisable at December 31, 2006	6,521,996	$0.25

Note 12 – Stockholders’ Equity:

On December 7, 2006, the Company converted $100,000 of the Company’s 2003 convertible debt and accrued interest on the 2003 convertible debt into 570,000 shares of the Company’s common stock.

During 2006, the Company’s converted $745,000 of the Company’s 2005 A bridge loan convertible debt and corresponding accrued interest into 5,121,875 shares of the Company’s common stock.

During 2006, the Company converted $957,000 of the Company’s 2005 B bridge loan convertible debt and corresponding accrued interest into 5,361,250 shares of the Company’s common stock.

Accrued interest and maturity of the conversion liability on the above three notes amounted to $1,113,243. This amount was converted to common stock and is included in the shares listed above.

On January 23, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP.  Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $10.0 million.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay the Company 95% of the lowest volume weighted average price of the Company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date.

The total number of shares issued to Cornell Capital Partners, LP under each advance request will be equal to the total dollar amount of the advance request divided by the purchase price determined during the five day pricing period.  Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement.  Cornell Capital Partners, LP’s obligation to purchase shares of the Company’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 every five trading days.  The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell Capital Partners, LP, unless and until it decides to do so.  Upon execution of the Standby Equity Distribution Agreement, Cornell Capital Partners, LP received 2,000,000 shares of the Company’s common stock as a commitment fee under the Standby Equity Distribution Agreement.  The Company also issued 40,000 shares of the Company’s common stock to Newbridge Securities Corporation under a placement agent agreement relating to the Standby Equity Distribution Agreement.  These shares were accounted for at fair market value and were recorded to stock issuance costs in 2006.

The stock issuance costs referenced above consisted of; $510,000 represented the recording of the 2,040,000 shares of common stock issued in conjunction with the Standby Equity Distribution Agreement, the balance of the 2006 stock issuance costs were legal & consulting fees related to the Standby Equity Distribution Agreement and other registration related services. In addition, a portion of these services were related to the conversion of notes into common sock. Legal services are provided on an hourly basis and the consulting fees were paid to investment bankers for services related to equity transactions during the year.

During 2005, the Company converted $416,476 of accrued interest on the Company’s October 23, 2003 private placement into 208,239 shares of the Company’s common stock.  The interest was converted at a rate of one share of common stock for every two dollars converted in accordance with the private placement memorandum.

During 2005, the Company compensated a director with 66,008 shares of the Company’s common stock.  The common stock was valued at fair market value at the time of issuance.  As of the date of issuance, the value of the Company’s common stock was $1.33.

During 2005, the Company issued 74,500 shares of the Company’s common stock to outside contractors in return for various services to the Company.  These shares were valued using a best estimate of the price that would be paid in cash for similar services rendered.

In an effort to determine the fair market value of our common stock, which is not readily determinable or actively traded, we applied SFAS No. 157 “Fair Value Measurements” to derive the historical and the current fair market value of our common stock.  SFAS No. 157 states, “This Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset.”

Fair market value during 2003/2004 was set at $1.33.  We derived this fair market value by analyzing the conversion rate of the 2003/2004 private placement agreement.  Offerees were invited to purchase a $1,000 unit, and in return, the offering received a conversion rate of 1 share of our common stock for every $2.00 plus 250 share of our Company’s common stock.  For a $1,000 Unit, the offerees potentially receive 750 shares of our Company’s common stock.

Fair market value during 2006 was set at $.25 as a result of the following considerations: As part of the negotiations of the aforementioned Standby Equity Distribution Agreement, Cornell Capital Partners, LP was seeking initial compensation in the amount of $500,000. Cornell Capital Partners, LP agreed to accept 2,000,000 shares of our common stock as such compensation. This transaction resulted in a fair market value of $.25 per share. The amount of shares issued as compensation was the result of an arms length negotiation between unrelated parties and this is the only capital transaction during the time period under consideration.

Furthermore we also considered the fair market value of our common stock in the previous issuances, the changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions in determining the fair market value of our stock during 2006.  Accordingly, we believe that $.25 is the best indication of fair market value for our stock during 2006 and through June 30, 2007.

Warrants
On July 1, 2006, the Company issued Warrants to purchase 4,000,000 shares of the Company’s common stock, $0.01 par value.  The exercise price of the warrants is $0.25 per share and the warrants expire July 1, 2011. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  93.5%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 5%.

The aforementioned warrants were issued in conjunction with a ten month consulting agreement with North Coast Securities Corporation (North Coast). Accordingly, the cost of these warrants has been recorded as a prepaid expense with the appropriate charges to income as time passes. The warrants were also accounted for as a derivative liability. The warrants were recorded as a discount of $736,000 and is being amortized over the life of the convertible note.  Under this agreement North Coast is contracted to assist the Company with investment banking and public relations services.

Note 13 - Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common stock, including options and convertible debentures. For all periods presented, options and convertible debentures were not included in the computation of diluted loss per share because the effect would be antidilutive. These items could be dilutive in the future.

Note 14 – Leasing Arrangements:

Colorado Facility
On February 03, 2006, the Company renewed their lease for a period of six months for their facility in Boulder, CO.  The lease required a base rent of $3,271.04 per month and monthly common area maintenance charges of $1,099.07 beginning on May 01, 2006. The term of this lease agreement expired October 31, 2006. The total rent paid for the three and six months ended June 30, 2007 was $0 and $0, respectively. The total rent for the three and six months ended June 30, 2006 was $13,110 and $26,221.  This lease was not renewed.

Trenton, New Jersey  Facility
In September of 2006, the Company assumed a lease for their facility in Trenton, NJ.  The lease requires a base rent of $3,738.46 (increasing to $3,897.54 on January 1, 2007) per month along with its proportionate share of taxes, common area maintenance charges and insurance beginning on September 01, 2006. The term of this lease agreement expires December 31, 2007. The total rent incurred for the three and six months ended June 30, 2007 was $14,474 and $27,578, respectively.

PHT also has various equipment leases that are treated as operating leases for financial reporting purposes.

Note 15 – Officers and Directors:

In February of 2006 Robert Prunetti was elected CEO and President of the Company.

Note 16 – Commitments, Contingencies and Uncertainties:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $2,695,221 during the six months ended June 30, 2007, and as of that date, the Company’s current liabilities exceeded its current assets by $5,738,530. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 – Subsequent Events

The Company and Dawson James Securities (“Dawson James”) have entered into a Placement Agreement on July 2, 2007 (the “Placement Agreement”) pursuant to which Dawson James will act as a placement agent for the placement of up to $600,000 of the Company’s securities.  Dawson James will receive cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 5% of the gross offering price, of the securities sold by or through Dawson James.  The Company will pay the legal fees incurred by Dawson James in connection with the offering which includes, but is not limited to, blue sky filing fees and issuance costs.  At each closing of the offering of the securities, Dawson James will also receive warrants to purchase such number of shares of common stock as equals 10% of the common stock issued to investors in the offering.  Such warrants will be exercisable at a price equal to 100% of the price of common stock in the offering.

The Company entered into a Financial Advisory and Investment Banking Agreement with Dawson James effective July 2, 2007 for a term of one year (the “Financial Advisory Agreement”). Pursuant to the Financial Advisory Agreement, the Company paid to Dawson James a fee of $100,000 in exchange for certain financial advisory services to be provided during the term of the Financial Advisory Agreement and on August 15, 2007 issued 250,000 five year warrants to purchase Company common stock at $0.50 per share to Dawson James as consideration under the Financial Advisory Agreement.  In addition, the Financial Advisory Agreement provided for payment of a fee equal to 5% of the total consideration received by the Company either in a debt or equity financing arrangement with an investor introduced to the Company by Dawson James, or in the event of a sale, merger or sale of significant assets of the Company and/or its affiliates with an investor introduced to the Company by Dawson James.

As of July 12, 2007, the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) was approved by the holders of a majority of the Company’s common stock by written consent.  Pursuant to the terms of the 2006 Plan, an aggregate of 12 million shares of Company common stock may be awarded to individuals under the 2006 Plan.  The 2006 Plan terminates in 2016.  Notice of the approval of the 2006 Plan by the stockholders was sent to all of the stockholders of the Company.

On July 13, 2007, the Company became a reporting company under the Securities Exchange Act of 1934.

On July 13, 2007, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock to 500,000,000 shares and preferred stock to 100,000,000 shares (the “Amendment”).  The Amendment was approved by the Company’s Board of Directors and the holders of a majority of the Company’s common stock by written consent as of July 12, 2007.  Notice of the Amendment was sent to all of the stockholders of the Company.

Effective July 13, 2007, the holder of the 2007 C Note consented to an amendment of the maturity date of such Note until November 1, 2007.

Effective July 15, 2007, the holders of the 2006 G Notes consented to an amendment of the maturity date of such Notes until November 1, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information included in this Form 10-QSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-QSB contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-QSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will in fact occur.

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Form 10-QSB.

GENERAL

We develop and market performance evaluation and rehabilitation products that monitor and guide exercise and give real-time motivational feedback. Over the past nine years, our medical and computer experts have brought together advanced software and medical technology in order to create MotionTrack, our versatile proprietary technology platform. Our goal is to transform the way individuals exercise, train, and rehab from injuries by creating innovative products using MotionTrack that merges technology with exercise for more accurate and controlled therapy, injury recovery, and personal training and fitness.

Our products have been tested, accepted, and endorsed by leaders in the medical, rehabilitation and athletic communities. Our SportsRAC Shoulder, Knee and Forearm systems are installed in physical therapy clinics, and university athletic departments and with professional sports teams throughout the United States and Canada.

In January 2005, we released Core:Tx for Physical Therapists (Core:Tx PT), the first product to incorporate MotionTrack technology, a wireless motion and position sensing system. This system is the culmination of several years of development effort, including three new patent applications. Core:Tx for Professionals, an improved version of Core:Tx PT is currently being marketed to the clinical physical therapy market. An enhanced and targeted version of the product for stroke survivors was released directly to consumers in the fourth quarter of 2005. Since the launch of the Core:Tx for Stroke Survivors product and the marketing of Core:Tx for Professionals, we have been evaluating other rehabilitation markets, as well as potential new market segments and plan to begin an intensive effort of marketing Core:Tx products to athletes, health and fitness enthusiasts, fitness centers, rehabilitation patients and rehabilitation clinics. We expect to use a broad range of distribution networks designed to target specific categories of sports at differing skill levels and differing rehabilitation needs.

The inherent versatility designed into the MotionTrack technology affords the opportunity to explore numerous additional markets, including personal fitness, athletic training, and occupational health and safety. Accordingly, we intend to develop and market additional PC-based products that will function with an upgraded MotionTrack technology system and communicate with a higher performing Core:Tx device. This new family of Core:Tx products will focus on training for the health and fitness consumer market, designed to be especially easy to understand and use, and will be manufactured at a lower price point. These products will be internet ready, and will include the ability to collect and distribute human motion data among multiple users.

Future development and successful brand identity will be linked to our ability to create high-performance exercise evaluation and monitoring products based on our MotionTrack technology platform. We intend to produce and market rehabilitation and fitness aids for both a clinical (rehabilitation or therapy) setting as well as for use in the home and at the gym. Additionally, we seek to license and distribute our MotionTrack technology in pre-existing fitness and rehabilitation products that currently lack the ability to track and monitor motion and position in real-time.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007
COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues during the six months ended on June 30, 2007 of $589 decreased by $3,346, or 85%, from $3,935 in the corresponding six months ended June 30, 2006 primarily resulting from a decrease in rental income of $2,629 under the SportsRAC product, a system designed to aid shoulder, forearm, and knee injury rehabilitation, which was discontinued during the first quarter of 2005, but the Company continued to receive rental payments under existing contracts throughout 2005 and during the first two quarters of 2006.  Management has completed the Core: TX PT enhancements and re-commenced selling activities in the third quarter of 2007. However, it is likely that recorded sales will not occur until the fourth quarter of 2007.  During the six months ended on June 30, 2007, the Company sold 2 Core:Tx units and 4 Core:Tx units during the six months ended on June 30, 2006.

Cost of goods sold in the six months ended June 30, 2007 of $0 decreased by $500, or 100%, from $500 in the corresponding six months ended June 30, 2006. During management’s transition in 2006, the Company moved primary locations from Colorado to New Jersey.  During this process, management was unable to account for products that the previous management team provided to potential sales distribution channels as demonstration products (the costs of which were expensed).  Products sold during 2007 were assembled from pieces of recovered demo units. Accordingly, the cost of goods sold for 2007 is significantly lower than it would be had the units sold been manufactured under normal circumstances.

Research and Development Expenses during the six months ended June 30, 2007 of $51,750 decreased by $18,289, or 26%, from $70,039 in the corresponding six months ended June 30, 2006. The decrease in research and development expenses is primarily attributable management’s move from salaried employees to outside contractors.  Research and development salaries during the six months ended June 30, 2006 was $61,819 and corresponding payroll taxes in the amount of $5,297 as compared to no research and development salaries during the first quarter 2007.   Management engaged outside contractors for research and development needs during the six months ended June 30, 2007 in the amount of $45,070.  This decrease was offset by an increase in travel expenses in the amount $4,855.

General and Administrative Expenses during the six months ended June 30, 2007 of $1,295,547 increased by $896,660, or 225%, from $398,887 in the corresponding six months ended June 30, 2006.  This increase was primarily attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations.  Compensation expense in the form of stock options was $393,271 for the six months ended June 30, 2007 as compared to $54,694 for the six months ended June 30, 2006.  The increase is also attributable to expenses for consulting and outside services relating to the management’s efforts to raise capital, and the registration of the Company’s securities with the Securities Exchange Commission.  Consulting expenses increased by $438,615 and accounting fees increased by $154,290 for the six months ended June 30, 2007 as compared to the six months ended June 2006.  These increases were offset by a decrease of $32,340 in general and administrative salaries.

Sales and Marketing Expenses during the six months ended June 30, 2007 of $54,777 decreased by $13,617, or 20%, from $68,394 in the corresponding six months ended June 30, 2006. The decrease is primarily attributable to the Company’s focus on product enhancements and registering the Company’s securities with the Securities Exchange Commission.  The Company lowered its marketing salaries and related payroll expenses by $10,071 during the six months ended June 30, 2007 as compared to the comparable period ended June 30, 2006.  Advertising, market research and marketing supply expenses decreased by $16,692 during the six months ended June 30, 2007 as compared to the comparable period ended June 30, 2006.  The decreases were offset by an increase in trade show expenses in the amount of $12,255.

Amortization during the six months ended June 30, 2007 of $221,880 decreased by $86,565, or 28%, from $308,445 during the corresponding six months ended June 30, 2006.  The decrease is primarily attributable to amortization expense on the debt issuance costs associated with the 2005 bridge loans that were fully amortized during 2006.  No amortization expense was recorded on these issuances during the six months ended June 30, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the six months ended June 30, 2007 of $1,527,054 increased by $279,048, or 22%, from $1,248,006 during the corresponding six months ended June 30, 2006.  The increase is primarily attributable to an increase in interest expense on debt instruments in the amount of $12,495 for the six months ended June 30, 2007 as compared to the comparable period ended June 30, 2006, an increase in the debt discount on the conversion features and warrant liabilities embedded in the 2006 private placement offerings that were issued during the third and fourth quarters of 2006 and during the six months ended June 30, 2007, offset by the debt discount on 2005 Bridge Loan A and 2005 Bridge Loan B fully amortizing during the six months ended June 30, 2006.

Gain on Derivative Liability during the six months ended June 30, 2007 of $456,784 increased by $153,478, or 51% from $303,306 during the corresponding six months ended June 30, 2006.  The increase is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.

Net loss to common shareholders was $(2,695,221) or $(0.06) per share for the six months ended June 30, 2007 as compared to a net loss of $(1,787,816) or $(0.05) per share for the corresponding six months ended June 30, 2006. The increase in net loss is primarily attributable to an increase in general and administrative expenses, an increase in interest expense on the amortization of the debt discount recorded on the Company’s convertible note instruments.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of June 30, 2007 our accumulated deficit was $(23,096,211).

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2006

Revenues during the three months ended on June 30, 2007 of $0 decreased by $1,657, or 100%, from $1,657 in the corresponding three months ended June 30, 2006 primarily resulting from a decrease in rental income of $949 under the SportsRAC product, a system designed to aid shoulder, forearm, and knee injury rehabilitation, which was discontinued during the first quarter of 2005, but the Company continued to receive rental payments under existing contracts throughout 2005 and during the first quarter of 2006.  The decrease is also a result of no Core:Tx sales during the quarter ended June 30, 2007, a difference of $628 as compared to sales of the Core:Tx product during the corresponding period ended June 30, 2006.  Management has completed the Core: TX enhancements and has re-commenced selling activities in the third quarter of 2007. However, it is likely that recorded sales will not occur until the fourth quarter of 2007.

During the three months ended on June 30, 2007, the Company sold 0 Core:Tx units and 2 Core:Tx units during the three months ended on June 30, 2006.

Research and Development Expenses during the three months ended June 30, 2007 of $29,889 increased by $20,172, or 208%, from $9,717 in the corresponding three months ended June 30, 2006. The increase in research and development expenses is primarily attributable management’s move from salaried employees to outside contractors during 2006.  During the three months ended June 30, 2006, management in an effort to conserve resources, only paid $8,901 in salary and related expenses as compared to $23,770 expensed on outside contractors during the corresponding period in 2007, resulting in an increase of $14,869.  The Company also expensed $4,650 on travel during the six months ended June 30, 2007 as compared to $0 spent during the corresponding six month period in 2006.

General and Administrative Expenses during the three months ended June 30, 2007 of $530,755 increased by $342,067, or 181%, from $188,688 in the corresponding three months ended June 30, 2006.  This increase was primarily attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations.  Compensation expense in the form of stock options was $168,782 for the three months ended June 30, 2007 as compared to $26,639 for the three months ended June 30, 2006. The increase is also attributable to expenses for consulting and outside services relating to the management’s efforts to raise capital, and the registration of the Company’s securities with the Securities Exchange Commission.  Consulting expenses increased by $143,475 and accounting fees increased by $105,453 for the six months ended June 30, 2007 as compared to the six months ended June 2006.  These increases were offset by a decrease of $30,210 in general and administrative salaries.

Sales and Marketing Expenses during the three months ended June 30, 2007 of $29,395 increased by $8,912, or 44%, from $20,483 in the corresponding three months ended June 30, 2006. The increase is primarily attributable to the Company’s focus on product enhancements and registering the Company’s securities with the Securities Exchange Commission.  The Company increased its marketing salaries and related payroll expenses by $4,570 during the six months ended June 30, 2007 as compared to the comparable period ended June 30, 2006.  Advertising, sales consulting, and trade show expenses increased by $13,517.  These increases were offset by a decrease in market research in the amount of $9,200.

Amortization during the three months ended June 30, 2007 of $69,618 decreased by $81,241, or 54%, from $150,859 during the corresponding three months ended June 30, 2006.  The decrease is primarily attributable to amortization expense on the debt issuance costs associated with the 2005 bridge loans that were fully amortized during 2006.  No amortization expense was recorded on these issuances during the three months ended June 30, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the three months ended June 30, 2007 of $785,177 increased by $143,797, or 22%, from $641,380 during the corresponding three months ended June 30, 2006.  The increase is primarily attributable to an increase in interest expense on debt instruments in the amount of $18,553 for the three months ended June 30, 2007 as compared to the comparable period ended June 30, 2006, an increase in the debt discount on the conversion features and warrant liabilities embedded in the 2006 private placement offerings that were issued during the third and fourth quarters of 2006 and during the six months ended June 30, 2007, offset by the debt discount on 2005 Bridge Loan A and 2005 Bridge Loan B fully amortizing during the six months ended June 30, 2006.

Gain on Derivative Liability during the three months ended June 30, 2007 of $88,750 decreased by $24,897, or 22% from $113,647 during the corresponding three months ended June 30, 2006.  The decrease is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.  The Company experienced large gains on the valuation of the 2005 Bridge Loan A and 2005 Bridge Loan B prior to their conversion to common stock in 2006.

Net loss to common shareholders was $(1,356,876) or $(0.03) per share for the three months ended June 30, 2007 as compared to a net loss of $(895,817) or $(0.02) per share for the corresponding three months ended June 30, 2006. The increase in net loss is primarily attributable to an increase in general and administrative expenses and an increase in interest expense offset by a decrease in amortization expenses.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of June 30, 2007 our accumulated deficit was $(23,096,211).

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At June 30, 2007, cash and cash equivalents were $239,315. Total liabilities at June 30, 2007 were $1,240,673, consisting of current liabilities in the aggregate amount of $6,136,910 and long-term liabilities in the amount of $4,238,696. At June 30, 2007, assets included $133,064 in prepaid expenses, $26,001 in inventory, $9,525 in furniture and equipment, net of depreciation; $345,026 in debt issuance costs, net of amortization; $482,940 in deferred offering costs, and other assets of $4,802. As of June 30, 2007, our working capital deficit was $(5,738,530) as compared to $(3,587,985) at December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at June 30, 2007 was as follows:

June 30, 2007
Short-term note	$50,000
Short-term bridge loans	2,170,010
Convertible notes	4,800,000

For more detailed information on long-term liabilities, see Note 4 to our Financial Statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings and, loans from shareholders and other related parties. In January 2006, we entered into a $10 million Standby Equity Distribution Agreement with Cornell Capital Partners, LP. We will need to register the shares to be issued under the Standby Equity Distribution Agreement before such shares can be issued to Cornell Capital in the future. Management and the Board of Directors is presently considering whether utilization of the Standby Equity Distribution Agreement is in the best interest of the Company.

We have recently entered into a number of financing transactions and are continuing to seek additional financing initiatives. We will need to raise additional capital to meet our working capital needs, to complete our product commercialization process and to execute our marketing strategy. Such capital is expected to come from convertible debt securities or the sale of our common stock. No assurances can be given that such financing will be available in sufficient amounts or at all.

The Company used the proceeds from the 2005, 2006 and 2007 private placement offerings to fund continued research and development of the Core:Tx Stroke and Core:Tx for Professionals products. The Company used approximately $586,513 on the continued development of the products. The Company also used approximately $409,408 on selling and marketing campaigns. The remaining proceeds from the issuances have been used to fund the Company’s general operating costs and a portion of the expenses associated with the registration of the Company as a reporting company under the Securities Exchange Act of 1934. The Company has incurred approximately $985,627 of professional fees in conjunction with the SEC registration. At June 30, 2007, $294,131 of these fees are unpaid and included in Accounts Payable.

Currently, the Company is burning approximately $70,000 per month on recurring expenses. Of the $70,000 monthly burn rate, 80% is comprised of general and administrative costs, and 20% is comprised of continued product refinement and support costs. In addition to the monthly burn rate discussed above, the Company expects to spend $75,000 to develop a marketing plan which will include an enhanced web site, an outreach program to health care professionals in order to obtain market penetration, and a marketing DVD to support these initiatives.

The following is a general description of our financing transactions entered into since the beginning of our quarter ended June 30, 2007.  See also the Notes to Financial Statements contained herein for a description of these and other financing transactions.

PRIVATE PLACEMENTS

2007 C  UNITS.  On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  The 2007 C Note was extended until November 1, 2007.  The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution.  As of August 1, 2007, there were $300,000 in principal of the 2007 C Notes outstanding.

2007 D UNITS.  On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 five year warrants (the “Warrants”) to purchase one share of our common stock. The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The 2007 D Notes bear interest at 10% per annum and will mature on June 15, 2008 (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  We repaid amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of August 1, 2007, there were $315,000 in principal of the 2007 D Notes outstanding.

2007 E UNITS.  On June 27, 2007, we sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 five year warrants (the “Warrants”) to purchase one share of our common stock. The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants.  The 2007 E Notes bear interest at 10% per annum and will mature June 27, 2008 (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.   As of August 1, 2007, there were $250,000 in principal of the 2007 E Notes outstanding.

STANDBY EQUITY DISTRIBUTION AGREEMENT (CORNELL CAPITAL)

On January 23, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $10 million.  We may request advances under the Standby Equity Distribution Agreement once the underlying shares are registered with the SEC. We have not yet registered such shares with the SEC and there can be no assurance that we will register such shares or draw down funds under the Standby Equity Distribution Agreement. Management and the Board of Directors is presently considering whether utilization of the Standby Equity Distribution Agreement is in the best interest of the Company.

REGISTRATION RIGHTS

In connection with the issuance in private placements of our common shares and convertible notes and certain of our warrants, we granted demand and piggy-back registration rights to the investors and the placement agent with respect to issued shares or the shares issuable for interest or upon conversion of such notes or upon exercise of the warrants, as applicable.  The registration rights are contained in the subscription agreements pursuant to which we issued such securities or in stand-alone registration statements.  Certain of such agreements provide that the registration rights will cease at the time the shares are eligible for sale under Rule 144k of the Securities Act.   None of our registration rights agreements contain any penalties for failure to register such shares other than our Financial Advisory and Consulting Agreement with Dawson James which provides for piggyback registration of warrants issued to Dawson James under such agreement and $15,000 per month liquidated damages in the event such warrants are not registered within 60 days piggyback registration request.  As of August 1, 2007, the underlying shares related to all notes issued since August 1, 2005 had registration rights.

We also entered into a registration rights agreement with Cornell Capital for the shares to be issued under the Standby Equity Distribution Agreement and the 2,000,000 shares that we issued to Cornell Capital in connection with that agreement.  This registration rights agreement does not contain any penalties in the event we do not register these shares, however, we may not issue any of the shares to Cornell Capital under the Standby Equity Distribution Agreement unless such shares are registered.  We have not yet registered such shares with the SEC and there can be no assurance that we will register such shares or draw down funds under the Standby Equity Distribution Agreement.

SECURITY INTEREST IN PUT NOTICES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT

The repayment of the obligations under our 2006 A Notes, 2006 B Notes and 2006 C Notes (see Note 4 to the Financial Statements) will be secured by a grant of a security interest in the put notices that may be issued in the future by us under the Standby Equity Distribution Agreement with Cornell Capital within five days of the effectiveness of the registration statement related to the shares issuable under the Standby Equity Distribution Agreement. In the event we do not repay the notes when due and such registration statement is effective, the note holder will have the right to receive the cash payable by Cornell Capital to us for the shares sold by us from time to time to Cornell Capital under the Standby Equity Distribution Agreement. Except in the foregoing circumstances, we do not presently intend to use the funds available under the Standby Equity Distribution Agreement for the repayment of debt although we may utilize such funds for debt repayment if we have no other source of capital for such obligations.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND LIQUIDITY DIFFICULTIES

We develop and market performance evaluation and rehabilitation products that monitor and guide exercise and give real-time motivational feedback. Over the past nine years, our medical and computer experts have brought together advanced software and medical technology in order to create MotionTrack, our versatile proprietary technology platform. Our goal is to enter into an emerging category of electronic personal training and therapeutic products using MotionTrack technology, developed initially for injury prevention and rehabilitation products.

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production, enhance our technology and develop, produce, sell and license products for commercial applications.

We have recently entered into a number of financing transactions (see Note 4 to the Financial Statements). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $3.4 million in debt and equity financings we would have sufficient funds to meet our needs for working capital, repayment of debt (approximately $1.65 million expected to mature from June 30 to December 31, 2007) and for capital expenditures over the next twelve months.

No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our capital equipment, debt repayment or working capital requirements, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

SALES ACTIVITIES AND PRODUCT DEVELOPMENT

We have recently entered into a Software Licensing Agreement with Stayhealthy, Inc. and a Sales and Marketing contract with Interactive Metronome, Inc. and expect to earn revenues relating to these agreements/contracts during the fourth quarter of 2007. The amount of expected revenues from these agreements/contacts is undeterminable as of the date of this Report.

Interactive Metronome, Inc. (IM) provides continuing professional education for licensed physical therapists. Their offerings include products that are utilized by therapists for rehabilitative treatments. IM has tested our Core:Tx PT product during recent months and has committed to introduce and market this product during education and training sessions as well as trade association conferences and seminars beginning in October, 2007.

Stayhealthy, Inc. markets computer driven kiosks that measure and record various health related statistics. Stayhealthy has begun testing a version of our Core:Tx product on their computer platform and we are presently completing minor product modifications for a seamless interaction. Once these modifications are complete, Stayhealthy should begin placing orders for the units (expected in the fourth quarter of 2007).

Management has begun to evaluate the feasibility of marketing an updated version of our original product, SportsRAC. This initiative was sparked by feedback received from existing users of SportsRAC, We anticipate that the updated version of SportsRAC would utilize our existing Core:Tx platform. At this time management believes that an updated SportsRAC product would appeal to a different market segment than the existing Core:Tx products.

GOING CONCERN MATTERS

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several periods. As of June 30, 2007, we had an accumulated deficit of approximately $23.1 million.

We have financed our operations since inception primarily through equity financings and loans from our officers, directors and stockholders. We have recently entered into a Standby Equity Distribution Agreement. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all under the Standby Equity Distribution Agreement or otherwise. Continuing our operations in 2007 and into 2008 is dependent upon obtaining such further financing.

Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 1 in the Notes to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the policies set out in Note 1 could be deemed to be critical within the SEC definition.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and in our Registration Statement on Form 10-SB, as amended, and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have had limited product sales, a history of operating losses and have been unprofitable since inception.  We have had limited sales of our products to date. We incurred net losses of approximately $5.3 million during the year ended December 31, 2006 and approximately $2.7 million for the six months ended June 30, 2007. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2006 and the six months ended June, 2007, we generated revenues from product sales in the amounts of approximately $5,278 and $589, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

We have a working capital loss, which means that our current assets on June 30, 2007 were not sufficient to satisfy our current liabilities.  We had a working capital deficit of $5,738,530 at June 30, 2007, which means that our current liabilities exceeded our current assets on June 30, 2007 by $5,738,530. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2007 were not sufficient to satisfy all of our current liabilities on that date.

We may not be able to obtain the significant financing that we need to continue to operate. We have recently entered into a number of financing transactions (see Note 4 to the Financial Statements). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $3.4 million in debt and equity financings we would have sufficient funds to meet our needs for working capital, repayment of debt (approximately $1.65 million expected to mature from June 30 to December 31, 2007) and for capital expenditures over the next twelve months.

No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our capital equipment, debt repayment or working capital requirements, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

On January 23, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $10 million.  We may request advances under the Standby Equity Distribution Agreement once the underlying shares are registered with the SEC. We have not yet registered such shares with the SEC and there can be no assurance that we will register such shares or draw down funds under the Standby Equity Distribution Agreement. Management and the Board of Directors is presently considering whether utilization of the Standby Equity Distribution Agreement is in the best interest of the Company.

Future sales of shares of our common stock by existing security holders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock and our ability to raise funds in new stock offers.  To date there has not been any public market for our common stock, and we cannot predict what effect, if any, market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock. Nevertheless, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding convertible notes, warrants and options, in the public market, or the perception that these sales could occur, could materially and adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of our equity or equity-related securities at a time and price that we deem appropriate.

As of August 1, 2007, there were 48,493,352 shares of our common stock outstanding of which 41,049,344 shares have been outstanding for more than two years and are eligible for sale under Rule 144k under the Securities Act of 1933, as amended, or the Securities Act, in the public market without restriction or registration (other than shares held by affiliates) and 7,444,008 shares have been outstanding for more than one year but less than two years and will be eligible for sale in the public market for sale beginning on October 11, 2007 under Rule 144.

In addition, as of August 1, 2007, 19,200,000 shares issuable upon conversion of $4,800,000 in principal of convertible notes sold in 2003 and 2004 are eligible for sale under Rule 144k in the public market without restriction or registration (other than shares held by affiliates) and shares issuable upon the conversion of our convertible notes issued in 2006 will be eligible in the public market for sale beginning on October 11, 2007 under Rule 144 once the one year holding period has been satisfied.

In addition, as of August 1, 2007, we had warrants outstanding to purchase up to 28,161,563 shares of our common stock. Of such warrants, shares issuable upon the cashless exercise of 2,363,263 warrants are eligible for sale under Rule 144k in the public market without restriction or registration (other than shares held by affiliates) and shares issuable upon the cashless exercise of 5,111,850 warrants will be eligible in the public market for sale beginning on October 11, 2007  under Rule 144.

All of the shares available for sale under Rule 144k may be immediately resold in the public market, except that any shares held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the limitations of Rule 144k. Shares eligible for sale under Rule 144 may be sold beginning on October 11, 2007.

Upon vesting, 11,755,332 shares will also be issuable upon the exercise of presently outstanding stock options and 9,244,668 additional shares have been reserved for future issuance under our existing stock option plans. Pursuant to Rule 701 of the Securities Act, as currently in effect, any of our employees, directors, consultants or advisors who purchase shares of our common stock from us pursuant to options granted prior to the under our existing stock option plans or other written agreement is eligible to resell those shares beginning on October 11, 2007 in reliance on Rule 144, but without compliance with some of the restrictions, including the holding period, contained in Rule 144. Additionally, we intend to file one or more registration statements on Form S-8 under the Securities Act to register the sale of shares issued or issuable upon the exercise of all these stock options.

In the future, we may issue our securities in connection with financings, acquisitions or other investments. The amount of our common stock issued in connection with any financing, acquisition or other investment could constitute a material portion of our then outstanding common stock. Such issuances could result in dilution of our common shareholders.

The holders of our outstanding convertible notes have the option of converting the convertible notes into shares of our common stock. The holders of our warrants may also exercise their common share purchase warrants. If the convertible notes are converted or the share purchase warrants are exercised, there will be dilution of your shares of our common stock.  There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of August 1, 2007, we had 48,493,352 shares of common stock issued and outstanding, $6,740,000 in principal of all outstanding convertible notes that may be converted into approximately 28.4 million shares of common stock and outstanding warrants to purchase 28,161,563 shares of common stock. The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the full amount issuable on conversion.

Of our outstanding $6,740,000 in principal of convertible notes and 28,161,563  warrants, $4,800,000 in principal of our convertible notes sold in 2003 and 2004 which currently have a conversion price of $0.25 per share and 9,825,113 of our outstanding warrants which currently have exercise prices of $0.25 to $0.30, are subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note or the exercise price of the warrant, the conversion price of the convertible note or the exercise price of the warrants will be reduced, depending on the number of shares of common stock that we issue at that lower price, to a price which is less than the current conversion price or the exercise price.

MARKET INFORMATION AND OTHER MATTERS

Market Information

Our common stock is not currently traded on any public market. We intend to file, through a market maker, an information statement pursuant to Section 15c-211 with the National Association of Securities Dealers, Inc. for quotation of our common stock on the Over-the-Counter Bulletin Board. Once a trading market is established, there can be no assurance that it will be active. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate  substantially.

Authorized and Outstanding Shares

Our Certificate of Incorporation authorizes 500,000,000 shares of our common stock, $0.01 par value per share and 100,000,000 shares of our preferred stock, $0.01 par value per share. As of August 1, 2007, we have 48,493,352 shares of common stock outstanding and no shares of preferred stock outstanding.

Stock Options

As of August 1, 2007, there were (i) 6,340,444 shares of our common stock issuable upon exercise of outstanding stock options under the 1999 Plan at $0.25 per share and (ii) 5,414,999 shares of our common stock issuable upon exercise of outstanding stock options under the 2006 Plan at $0.25 to $0.30 per share.

Warrants

As of August 1, 2007, there were outstanding warrants to purchase 28,161,563 shares of our common stock at prices ranging from $0.025 to $1.50 per share.

Convertible Notes

Conversion into Common Stock.  As of August 1, 2007, there were outstanding promissory notes convertible into shares of our common stock as follows:

Principal	Type of Note	Conversion Terms	Conversion Shares

$4,800,000	2003 Notes	Convertible into common stock at $0.25 per share.	19,200,000

$50,000	April 2006 Notes	Convertible into common stock at $0.30 per share.	166,667

$250,000	2006 A Notes	Convertible into common stock at the lower of $0.30 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 B Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 C Notes	Convertible into common stock at the lower of $0.60 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 D Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 G Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334

$300,000	2007 C Note	Convertible into common stock at $0.50 per share.	600,000

$315,000	2007 D Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	1,050,001

$250,000	2007 E Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334

$6,740,000			28,397,624

Notes with a Continuously Adjusting Conversion Price.  As set forth above, of our outstanding $6,740,000 in principal of all outstanding convertible notes, $1,000,000 in principal of convertible notes sold in 2006 are convertible into shares of our common stock at the lesser of fixed prices ranging from $0.30 to $0.60 and a 30% discount to the trading price of the common stock prior to the conversion.  Our obligation to issue shares upon conversion of $1,000,000 of principal of outstanding convertible notes sold in 2006 which have a continuously adjustable conversion price is essentially limitless. These notes are convertible at the lesser of fixed prices ranging from $0.30 to $0.60 and 70% of the closing price of our common stock prior to the conversion. We have assumed in this Report on Form 10-QSB a trading price of our common stock $0.25, which means these notes would convert into 5,714,286 shares of common stock at an assumed conversion price of $0.175 (70% of $0.25). The number of shares of common stock issuable upon conversion of these notes will be substantially higher if the market price of our stock is below $0.25, which will cause dilution to our existing stockholders.

Notes with Anti-dilution Protection.  Of our outstanding $6,740,000 in principal of convertible notes, $4,800,000 in principal of our 2003 Notes which currently have a conversion price of $0.25 per share are subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note, the conversion price of the convertible note will be reduced, depending on the number of shares of common stock that we issue at that lower price, to a price which is less than the current conversion price or the exercise price.

See the Notes to the Financial Statements for additional terms of these convertible notes.

ITEM 3.	CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was originally payable on July 13, 2007 and has been extended until November 1, 2007. The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  We repaid amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On June 27, 2007, we sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   This issuance was exempt from registration requirements pursuant to Regulation D.

The Company entered into a Financial Advisory and Investment Banking Agreement with Dawson James Securities (“Dawson James”) effective July 2, 2007 for a term of one year (the “Financial Advisory Agreement”). Pursuant to the Financial Advisory Agreement, the Company paid to Dawson James a fee of $100,000 in exchange for certain financial advisory services to be provided during the term of the Financial Advisory Agreement and on August 15, 2007 the Company issued 250,000 five year warrants exercisable at $0.50 per share to Dawson James as consideration under the Financial Advisory Agreement.  In addition, the Financial Advisory Agreement provides for payment of a fee equal to 5% of the total consideration received by the Company either in a debt or equity financing arrangement with an investor introduced to the Company by Dawson James, or in the event of a sale, merger or sale of significant assets of the Company and/or its affiliates with an investor introduced to the Company by Dawson James.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

As of July 12, 2007, the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) was approved by the holders of a majority of the Company’s common stock by written consent.  Pursuant to the terms of the 2006 Plan, an aggregate of 12 million shares of Company common stock may be awarded to individuals under the 2006 Plan.  The 2006 Plan terminates in 2016.  Notice of the approval of the 2006 Plan by the stockholders was sent to all of the stockholders of the Company.

On July 13, 2007, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock to 500,000,000 shares and preferred stock to 100,000,000 shares (the “Amendment”).  The Amendment was approved by the Company’s Board of Directors and the holders of a majority of the Company’s common stock by written consent as of July 12, 2007.  Notice of the Amendment was sent to all of the stockholders of the Company.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.3	Amended and Restated Certificate of Incorporation of the Company, filed on July 13, 2007(1)

10.74	Form of Debt Exchange Agreement and Investor Questionnaire dated June 15, 2007 entered into in 2007 D private placement (2)

10.75	Form of Convertible Note dated June 15, 2007 (2)

10.76	Form of $0.75 Warrants dated June 15, 2007 (2)

10.77	Form of $1.50 Warrants dated June 15, 2007 (2)

10.80	Form of Subscription A~~g~~reement and Investor Questionnaire entered into in 2007 E private placement (2)

10.81	Form of Convertible Note issued in 2007 E private placement(2)

10.82	Form of $0.75 Warrants issued in 2007E private placement (2)

10.83	Form of $1.50 Warrants issued in 2007 E private placement (2)

10.84	Form of Amendment to Convertible Notes dated April 4, 2006 (3)

10.85	Form of Amendment to Convertible Notes dated May 15, 2006, May 24, 2006 and June 30, 2006 (3)

10.86	[Omitted]

10.87	Form of Amendment to Convertible Notes dated December 27, 2006, January 11, 2007 and January 16, 2007 (3)

10.88	Form of Amendment to Convertible Note dated May 14, 2007 (3)

10.89	Dawson James Financial Advisory Agreement dated July 2, 2007 (3)

10.90	Dawson James Placement Agreement dated July 2, 2007 +

10.91	Warrant issued to Dawson James dated August 15, 2007 +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
______________________

(1)           Incorporated by reference to the Company’s Form 8-K filed July 18, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed July 2, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB filed August 6, 2007.

+           Exhibit filed herewith in this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
Date: August 20, 2007
	BY:	/s/ Robert D. Prunetti Robert D. Prunetti, President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James E. Bartolomei James E. Bartolomei, Chief Financial Officer
(Principal Financial and Accounting Officer)