Form 10QSB
period 2007-09-30
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2007-11-19
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2007, 53,150,229 shares of common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$141,722
Inventory	27,544
Prepaid Expenses	235,786

Total Current Assets	405,052

FURNITURE & EQUIPMENT, net	7,771

OTHER ASSETS:
Debt Issuance Costs, net	351,978
Security Deposits	4,802
Total Other Assets	356,780

TOTAL ASSETS	$769,603

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$525,504
Accrued Salaries and Interest	321,862
Accrued Expenses	38,532
Accrued Interest - Convertible Notes	923,382
Non-Convertible Notes Payable	50,000
Current Portion of Convertible Notes Payable, Net of Debt Discount of $452,687	2,051,023
Derivative Liability	2,847,416

Total Current Liabilities	6,757,719

CONVERTIBLE NOTES PAYABLE, Net of
Debt Discount of $479,842	3,412,158

STOCKHOLDERS' DEFICIT:
Common Stock, $0.01 Par Value, 500,000,000 Shares Authorized, 52,658,426 Shares Issued and Outstanding	526,585
Paid-in Capital	14,741,521
Accumulated Deficit	(24,668,380)

Total Stockholders' Deficit	(9,400,274)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$769,603

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

SALES, NET	$—	$914	$589	$4,849

COST OF SALES	—	—	—	500

GROSS PROFIT	—	914	589	4,349

OPERATING EXPENSES:
General and Administrative	604,867	498,352	2,383,354	897,239
Sales and Marketing	60,420	42,776	115,197	111,170
Research and Development	15,759	—	67,509	70,039

TOTAL OPERATING EXPENSES	681,046	541,128	2,566,060	1,078,448

LOSS FROM OPERATIONS	(681,046)	(540,214)	(2,565,471)	(1,074,099)

OTHER INCOME (EXPENSES):
Interest Income	12	4	27	18
Interest Expense	(453,202)	(759,563)	(1,980,256)	(2,007,569)
Amortization - Debt Issuance Costs	(76,774)	(159,850)	(298,654)	(468,295)
Gain (Loss) on Derivative Liability	122,770	51,478	579,554	354,784

TOTAL OTHER INCOME (EXPENSES)	(407,194)	(867,931)	(1,699,329)	(2,121,062)

LOSS BEFORE PROVISION FOR TAXES	(1,088,240)	(1,408,145)	(4,264,800)	(3,195,161)

PROVISION FOR TAXES	(986)	—	(2,587)	(800)

NET LOSS	$(1,089,226)	$(1,408,145)	$(4,267,387)	$(3,195,961)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.09)	$(0.08)

Weighted Average Number of Shares	48,649,764	42,070,131	48,544,918	40,063,297

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(4,267,387)	$(3,195,961)

Adjustments to reconcile net loss to net cash used by operating activities:
Non cash interest expense	1,605,718	1,679,253
Non cash consulting expense	299,364	220,800
Non cash stock based compensation	658,202	104,749
Depreciation and amortization	304,498	478,436
Gain on derivative liability	(579,554)	(354,784)
(Increase) decrease in accounts receivable	—	830
(Increase) decrease in inventories	(27,544)	—
(Increase) decrease in other assets	3,271	(4,544)
(Increase) decrease in prepaid expenses	(197,501)	(25,370)
(Increase) decrease in deferred offering costs	333,704	(98,084)
Increase (decrease) in accounts payable	333,946	8,442
Increase (decrease) in accrued liabilities	79,480	103,047
Increase (decrease) in interest payable	333,099	320,612
Total adjustments	3,146,683	2,433,387

Net cash provided (used) by operating activities	(1,120,704)	(762,574)

Cash flows from investing activities:
Cash payments for the purchase of equipment	(2,940)	(5,905)

Net cash (used) by investing activities	(2,940)	(5,905)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	1,058,641	745,750
Principal payments on short term notes	—	(50,000)
Net proceeds from short term notes	—	50,000

Net cash provided by financing activities	1,058,641	745,750

Net increase (decrease) in cash and equivalents	(65,003)	(22,729)
Cash and equivalents, beginning of period	206,725	151,459
Cash and equivalents, end of period	$141,722	$128,730

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$37,248	$7,705
Income tax	$2,587	$800

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying unaudited consolidated financial statements of Performance Health Technologies, Inc. (“PHT” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the registration statement on Form 10-SB.

Organization
Performance Health Technologies, Inc. (“PHT,” the “Company,” “we” or “us”) incorporated on June 15, 1998 in the state of Delaware. PHT develops and markets computer-based rehabilitation and health maintenance products. The Company is based in Trenton, NJ.

On July 13, 2007, the Company became a reporting company under the Securities Exchange Act of 1934.
In October 2007, a NASD member firm filed a Form 211 Application with the NASD pursuant to SEC Rule 15c 2-11 on behalf of the Company for the purpose of obtaining an OTC Bulletin Board listing of the Company’s Common Stock. The NASD responded to the October filing with a request for additional information which the Company is in the process of compiling.

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

Fair Value of Financial Instruments
Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.”  The Company has used available information to derive its estimates.  However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently.  The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The Company estimates that there are no material variations between fair value and book value of our financial assets or liabilities as of September 30, 2007.  The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.  Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, all highly liquid investments with a maturity of three months or less are included in cash equivalents. As of September 30, 2007, cash and cash equivalents included $137,236 of cash held in commercial banks, petty cash fund of $250, and $4,236 of money market securities.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three and nine months ended September 30, 2007 amounted to $3,004 and $11,471, respectively. Advertising expense for the three and nine months ended September 30, 2006 amounted to $8,703 and $20,369, respectively.

Debt Issuance Costs
Debt Issuance Costs are amortized using the straight-line method over the term of the notes.

Research and Development Costs
Expenses for research and development are charged to expense when incurred. The total amount of research and development expenses incurred during the three and nine months ended September 30, 2007 amounted to $15,759 and $67,509, respectively. The total amount of research and development expenses incurred for the three and nine months ended September 30, 2006 amounted to $0 and $70,039, respectively.

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

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, the Company included stock-based compensation in general and administrative for the cost of stock options.  Stock based compensation expense for the three and nine months ended September 30, 2007 was $264,931 and $658,202, respectively. Stock based compensation expense for the three and nine months ended September 30, 2006 was $50,055 and $104,749, respectively.

No stock options were exercised during the three and nine months ended September 30, 2007.

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

At September 30, 2007, the Company had net deferred offering costs of $0.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS 159 is not expected to have a material impact on the Company’s financial statements.

Note 2 – Property, Plant and Equipment:

Property, plant and equipment as of September 30, 2007 are as follows:

September 30, 2007

Equipment and Computers	$50,640
Less: Accumulated depreciation	(42,869)
$7,771

Depreciation expense charged to income for the three and nine months ended September 30, 2007 amounted to $1,754 and $5,844, respectively.

Depreciation expense charged to income for the three and nine months ended September 30, 2006 amounted to $1,858 and $10,141, respectively.

Note 3 – Debt Issuance Costs:

We have incurred certain costs related to financing activities since inception.  These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities.  Debt issuance costs were paid in the form of cash.

Debt issuance costs consisted of the following:

September 30, 2007
2003/2004 Private Placement	$930,476
2005 Bridge Loan A	200,048
2005 Bridge Loan B	274,114
2006 Bridge Loans	234,300
2007 Bridge Loans	172,311
Total Debt Issuance Costs	1,811,249
Less: Accumulated Amortization	(1,459,271)
$351,978

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

Amortization expense charged to income for the three and nine months ended September 30, 2007 amounted to $76,774 and $298,654, respectively.

Amortization expense charged to income for the three and nine months ended September 30, 2006 amounted to $159,850 and $468,295, respectively.

Note 4 –Notes:

Convertible Notes:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to EITF Issue. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instrument included in the exchange.  The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.  Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees.  Therefore, as of September 30, 2007, the Company had classified the fair value of all warrants and conversion features as a derivative liability.

From August 15, 2007 through September 30, 2007, the Company sold $333,700 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  82.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 136,817 which is being amortized over the life of the convertible note. As of September 30, 2007, there was $333,700 in principal of the 2007 F Notes outstanding

On June 27, 2007, the Company sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us once the Company is a reporting Company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for

2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 102,500 which is being amortized over the life of the convertible note. As of September 30, 2007, there was $250,000 in principal of the 2007 E Notes outstanding.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 129.2 thousand which is being amortized over the life of the convertible note. There are amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of September 30, 2007, there was $315,000 in principal of the 2007 D Notes outstanding.

On May 14, 2007, the Company sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the "2007 C Note") and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, is payable July 13, 2007. This note was extended to November 01, 2007. The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 243,000 which is being amortized over the life of the convertible note. As of September 30, 2007, there was $300,000 in principal of the 2007 C Notes outstanding.

During January of 2007, the Company sold $101,000 of equity units (the "2006 G Units") in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the "10% 2006 G Notes"), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, is payable 120 days after issuance.  This note was extended to November 01, 2007. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company's common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company's common stock is then traded, but in any event not less than $0.30 (the "Conversion Rate"). This conversion feature was recorded as a discount of $13,900 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of the date of this report, there was $250,000 in principal of 10% 2006 G Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate: 4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $53,100 which is being amortized over the life of the convertible note.

On December 27, 2006 the Company sold $149,000 of equity units (the "2006 G Units") in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the "10% 2006 G Notes"), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, is payable 120 days after issuance.  This note was extended to November 01, 2007. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company's common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company's common stock is then traded, but in any event not less than $0.30 (the "Conversion Rate"). This conversion feature was recorded as a discount of $19,400 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate: 4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $75,100 which is being amortized over the life of the convertible note.

On October 13, 2006 the Company sold $250,000 of equity units (the “2006 D Units”) in a private placement.  The 2006 D Units consist of a 13% convertible note (the “2006 D Notes”) in the principal amount of $250,000 and 625,000 five year warrants to purchase our common stock at an exercise price of $.50. The principal balance of the 2006 D Note, along with accrued and unpaid interest, is payable on the earlier of (i) 30 days after the effective date of a registration statement filed by the Company that includes the warrant shares, or (ii) April 13, 2007.  This note was extended to November 30, 2008. The holder of the 2006 D Note may elect to convert the principal balance of the 2006 D Note into shares of our common stock at a price equal to the lesser of (i) $0.50, or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a

discount of $149,800 and is being amortized over the life of the convertible note.   The Note bears interest at 13% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. The Company paid a total of $8,125 in prepaid interest to the 2006 D noteholder on the date of closing, representing 90 days’ worth of interest on the 2006 D Note.  The 2006 D noteholder also received $12,500 at the closing as additional consideration.  The 2006 D Notes are secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $98,750 which is being amortized over the life of the convertible note.

On June 30, 2006, the Company sold $250,000 of equity units (the “2006 C Units”) in a private placement.  Each 2006 C Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 C Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 C Note, along with accrued and unpaid interest, is payable 6 months after the date of issuance.  This note was extended to November 01, 2007. The holder of each 2006 C Note may elect to convert the principal balance of the Convertible Note into shares of common stock.  The 2006 C Notes are convertible at a price equal to the lesser of (i) $0.60 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $170,200 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 C Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of 3,000 of the warrants is $.60 per share and the exercise price for 3,000 warrants is $1.25 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $201,750 which is being amortized over the life of the convertible note.

On May 24, 2006, the Company sold $250,000 of equity units (the “2006 B Units”) in a private placement.  Each 2006 B Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 B Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 B Note, along with accrued and unpaid interest, is payable 6 months after the date of issuance.  This note was extended to November 01, 2007. The holder of each 2006 B Note may elect to convert the principal balance of the 2006 B Note into shares of common stock.  The 2006 B Notes are convertible at a price equal to the lesser of (i) $0.50 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175.6 thousand and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.   Each 2006 B Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of 3,000 of the warrants is $.50 per share and the exercise price for 3000 warrants is $1.00 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $214,500 which is being amortized over the life of the convertible note.

On May 15, 2006, the Company sold $250,000 of equity units (the “2006 A Units”) in a private placement.  Each 2006 A Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 A Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 A Note, along with accrued and unpaid interest, is payable 6 months after the date of issuance.  This note was extended to November 01, 2007. The holder of each 2006 A Note may elect to convert the principal balance of the 2006 A Note into shares of common stock.  The 2006 A Notes are convertible at a price equal to the lower of (i) 70% of the average closing price of our common stock on the exchange on which the Company’s stock is trading for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder or (ii) $.30 per share (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175,600 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 A Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested. The exercise price of the warrants is $.50 per share.  The warrants are exercisable for a period of five years from the date of issuance. The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $285,000 which is being amortized over the life of the convertible note.

On April 4, 2006, we sold $50,000 of equity units (the "April 2006 Units") in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consists of a 15% convertible note (the "15% April 2006 Notes") in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note has been extended to November 01, 2007, at which time the principal and accrued interest is due. The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the "Conversion Rate"). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). We paid a total of $2,466 in prepaid interest to the 15% April 2006 Noteholder on the date of closing, representing four months worth of interest on the 15% April 2006 Note. As of June 30, 2007, there were $50,000 in principal of 15% April 2006 Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.

The investor received a warrant to purchase a total of 150,000 shares of common stock having an exercise price of $0.30 per share. The warrants are exercisable for a period of five years from the date of issuance. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $24,000 which is being amortized over the life of the convertible note.

A convertible note in accordance with the Company’s private placement memorandum dated February 24, 2005 of $750,000 is due on the earlier of the first anniversary of the closing for the convertible note or the occurrence of a fundamental change in capital structure.  The convertible note is convertible into approximately 3.75 million shares of common stock at an effective conversion price equal to 80% of the price of common stock in the next equity offering conducted by us or, if no such offering occurs, at the rate of one share per $2.00 converted.  This conversion feature was recorded as at a discount of $604,400 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: volatility:97.6%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.  The notes are available for conversion into approximately 5,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 10% annually.  The interest is payable at the option of the Company, in cash, or common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of September 30, 2007, $745,000 of the convertible notes has been converted to common stock.

A convertible note in accordance with the Company’s private placement memorandum dated October 24, 2003 of $4.9 million is due on the earlier of the fifth anniversary of the closing for the convertible notes or the occurrence of a fundamental change in capital structure.  The convertible notes are convertible into approximately 19.2 million shares of common stock at $0.25 per share.  The notes are available for conversion into approximately 4,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 8.5% annually.  The interest is payable at the option of the Company, in cash, common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of September 30, 2007, $1,008,000 of the convertible notes has been converted to common stock.

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

All derivative liabilities are assessed at each balance sheet date and are marked to market.  At September 30, 2007, the following assumptions were utilized using the Black Scholes option pricing model:  Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.

Non-Convertible Notes:

On March 27, 2007, the Company sold $50,000 of non-convertible 13% promissory notes (the "13% 2007 A Notes") to a lender in a private transaction. The principal balance of the 13% 2007 A Notes, along with accrued and unpaid interest, is payable on September 1, 2007.  This note was extended to March 01, 2008. The 13% 2007 A Notes bear interest at 13% per annum payable in cash at maturity in arrears.  We paid a total of $1,625 in prepaid interest to the 13% 2007 A Noteholder on the date of closing, representing three months worth of interest on the 13% 2007 A Notes plus a 5% origination fee of $2,500.

Maturities of debt are as follows:

For the year ended December 31, 2007	$1,355,010
For the year ended December 31, 2008	2,645,700
For the year ended December 31, 2009	2,445,000

Total	$6,445,710

The derivative liability consists of the following:

Date	Description	Balance
12/31/06	Conversion option 2006 Bridge Loans at fair market value	$602,341
12/31/06	Warrant liability on 2005 Bridge Loans at fair market value	331,122
12/31/06	Warrant liability on 2006 Bridge Loans issuance at fair market value	854,621
12/31/06	Warrant liability on 2006 advisory contract at fair market value	712,000
3/31/07	Conversion option on 2006 Bridge Loans issued during 2007	13,920
3/31/07	Warrant liability on 2006 Bridge Loans issued during 2007	53,126
6/30/07	Conversion option on 2007 Bridge Loans	122,175
6/30/07	Warrant liability on 2007 Bridge Loans	474,650
9/30/07	Conversion option on 2007 Bridge Loans	71,808
9/30/07	Warrant liability on 2007 Bridge Loans	156,457
9/30/07	Warrant liability on 2007 advisory contract at fair market value	34,750
9/30/07	Fair market value adjustment on conversion options	(120,206)
9/30/07	Fair market value adjustment on the 2006 advisory contract	(104,000)
9/30/07	Fair market value adjustment on warrant liabilities	(354,598)
9/30/07	Fair market value adjustment on the 2007 advisory contract	(750)

Total		$2,847,416

Note 5 – Accrued Salaries and Interest:

Accrued salaries and interest represents salaries due to officers of the Company. During the three and nine months ended September 30, 2007 the Company accrued salaries in the amounts of $21,875 and $65,625, respectively, and accrued interest on the salaries of $6,199 and $17,400, respectively. At September 30, 2007 the officers were due $280,305 in accrued salaries along with interest on the accrued salaries of $41,557. Interest is accrued at a rate of 8.500% per annum.

Note 6 – Provision for Income Taxes:

As of September 30, 2007, non-current deferred tax liabilities for taxable temporary differences total $0. Non-current deferred tax assets recognized for deductible temporary differences total $8,046,389.

The Company’s deferred tax assets and liabilities consist of the following at September 30, 2007:

Deferred tax assets:
Net operating loss carryforwards	$7,841,550
Excess of tax basis over financial statement of intangible assets	203,759
Excess of tax basis over financial statement of property, plant and equipment	1,080
Valuation allowance for deferred tax assets	(8,046,389)
$0

A valuation allowance has been established to eliminate the net deferred tax benefit since it is uncertain if the tax benefits will be realized. This allowance was increased by $1,175,697 to $6,361,005 at December 31, 2006, increased by $811,416 to $7,172,421 at March 31, 2007, increased by $404,118 to $7,576,539 at June 30, 2007 and increased by $469,850 to $8,046,389 at September 30, 2007.

Income tax expense for the nine months ended September 30, 2007 and 2006 consisted of the following:

	September 30, 2007	September 30, 2006

Current State Tax	$2,587	$800

As of September 30, 2007, the Company had net operating loss carryforwards of $19,163,745 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

Year Ending December 31,
12/31/19	$1,101,282
12/31/20	2,862,191
12/31/21	1,032,226
12/31/22	2,036,114
12/31/23	2,099,394
12/31/24	2,675,931
12/31/25	2,723,509
12/31/26	4,633,098
$19,163,745

Note 7 – Concentration of Credit Risk:

The Company maintains its cash balances in two financial institutions.  As of September 30, 2007, the Company’s cash and cash equivalents exceeded federally insured limits by $23,090.

Note 8 – Cash Flow Disclosures:
Non-cash investing and financing transactions for the nine months ended September 30, 2007 included the following:

Convertible notes along with accrued interest totaling $1,041,897 were converted into common stock.

Debt issuance costs paid in the form of stock warrants in the amount of $19,640 were valued at fair market value using a Black Scholes pricing model.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.

Non-cash investing and financing transactions for the nine months ended September 30, 2006 included the following:

Convertible notes along with accrued interest totaling $1,930,240 were converted into common stock.

The Company recorded a charge to stock issuance costs in the amount of $510,000 in exchange for common stock.

Note 9 – 401K and Profit Sharing Plan:

The Company maintains a 401K and Profit Sharing Plan.  Contributions to the Profit Sharing Plan are at management’s discretion.  For the three and nine months ended September 30, 2007, management has committed to contribute $0 and $0, respectively to the plan. For the three and nine months ended September 30, 2006, management has committed to contribute $0 and $0, respectively to the plan.

Matching corporate contributions to the 401K plan are at management’s discretion and only apply to those employees who choose to participate.  Matching contributions to the 401K plan amounted to $0 and $0, respectively for the three and nine months ended September 30, 2007. Matching contributions to the 401K plan amounted to $0 and $0, respectively for the three and nine months ended September 30, 2006.

Note 10 – Related Party Transactions:

Consulting
In June 2006, the Company renegotiated its consulting agreement with Phoenix Ventures, a related party. The agreement calls for monthly consulting fees of $6,000 along with 2,500 stock options (options starting January 01, 2006) granted per month. Consulting fees of $18,000 and $54,000 relating to this agreement were incurred during the three and nine months ended September 30, 2007, respectively along with 22,500 stock options granted. Consulting fees of $18,000 and $38,000 relating to this agreement were incurred during the three and nine months ended September 30, 2006 respectively along with 22,500 stock options granted.  On September 12, 2007 Phoenix Ventures was granted an additional 12,000 stock options.

In June 2006, the Company entered into a services agreement with Bartolomei Pucciarelli, LLC, a related party.  Fees will be paid to Bartolomei Pucciarelli, LLC on an hourly basis for financial reporting and related services.  The Company incurred fees of approximately $172,107 relating to this agreement from January 1, 2007 through September 30, 2007. On September 17, 2007 Bartolomei Pucciarelli, LLC was granted 100,000 stock options for services rendered.

Note 11 – Stock Option Plan:

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

Compensation cost recognized for the nine months ended September 30, 2007 was $658,202, and is the same as that which would have been recognized had the recognition provision of SFAS No. 123(R) been applied in previous years.  Results for prior periods have not been restated.  The Company recognizes a non-employee who sits on the board of directors and is compensated by the Company solely for the individual’s role as a director as an employee under SFAS 123(R).

The following assumptions were used in the Black Scholes pricing model for the 2007 option issuance:

Fair Market Value	Exercise Price	Maturity	Dividend Yield	Interest Rate	Volatility
$0.25	$0.30	10 years	-0-	4.7%	82%

The status of the stock option plan is as follows at September 30, 2007:

	Number	Weighted
	Of	Average
	Shares	Exercise
		Price
Outstanding at January 1, 2006	5,909,836	$0.25

Granted	5,820,000	$0.25
Exercised	—	—
Canceled	524,503	—
Outstanding at December 31, 2006	11,205,333	$0.25

Granted	1,161,999	.30
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2007	12,367,332	.25

Exercisable at September 30, 2007	7,693,657	$0.25
Exercisable at December 31, 2006	6,521,996	$0.25

Note 12 – Stockholders’ Equity:

On July 13, 2007, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with Secretary of State of Delaware to increase the number of authorized shares of the Company’s common stock to 500,000,000 shares and preferred stock to 100,000,000 shares.

During 2007, the Company converted $908,000 of the Company’s 2003 convertible debt and $133,897 of accrued interest on the 2003 convertible debt into 4,165,074 shares of the Company’s common stock.

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

On January 23, 2006, the Company entered into a Standby Equity Distribution Agreement (SEDA) with YA Global Partners, LP (formerly known as Cornell Capital Partners, LP.)(“YA Partners”). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to YA Partners shares of common stock for a total purchase price of up to $10.0 million.  See Note 17 (Subsequent Events) for a description of the current status of the SEDA. Upon execution of the Standby Equity Distribution Agreement, YA Partners received 2,000,000 shares of the Company’s common stock as a commitment fee under the Standby Equity Distribution Agreement.  The Company also issued 40,000 shares of the Company’s common stock to Newbridge Securities Corporation under a placement agent agreement relating to the Standby Equity Distribution Agreement.  These shares were accounted for at fair market value and were recorded to stock issuance costs in 2006.

The stock issuance costs referenced above consisted of; $510,000 represented the recording of the 2,040,000 shares of common stock issued in conjunction with the Standby Equity Distribution Agreement, were legal & consulting fees related to the Standby Equity Distribution Agreement and other registration related services. Legal services are provided on an hourly basis and the consulting fees were paid to investment bankers for services related to equity transactions during the year.

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

Fair market value during 2006 was set at $.25 as a result of the following considerations: As part of the negotiations of the aforementioned Standby Equity Distribution Agreement, YA Partners was seeking initial compensation in the amount of $500,000. YA Partners agreed to accept 2,000,000 shares of our common stock as such compensation. This transaction resulted in a fair market value of $.25 per share. The amount of shares issued as compensation was the result of an arms length negotiation between unrelated parties and this is the only capital transaction during the time period under consideration.  Furthermore we also considered the fair market value of our common stock in the previous issuances, the changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions in determining the fair market value of our stock during 2006.  Accordingly, we believe that $.25 is the best indication of fair market value for our stock during 2006 and through September 30, 2007.

Warrants
Dawson James served as placement agent for the Company in the private placement of the 2007 F Units.  As partial consideration for services rendered as placement agent, during 2007 the Company issued Dawson James five years warrants to purchase up to 121,235 shares of Company common stock at $0.30 per share, expiring throughout 2012.  The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  82.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.

On August 15, 2007, the Company issued Warrants to purchase 250,000 shares of the Company’s common stock, $0.01 par value.  The exercise price of the warrants is $0.50 per share and the warrants expire August 15, 2012. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  82.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.

The aforementioned warrants were issued in conjunction with a twelve month consulting agreement with Dawson James Securities, Inc. (Dawson James.) Accordingly, the cost of these warrants has been recorded as a prepaid expense with the appropriate charges to income as time passes. The warrants were also accounted for as a derivative liability. The warrants were recorded as a discount of $34,750 and are being amortized over the life of the consulting agreement.  Under this agreement Dawson James is contracted to assist the Company with investment banking and public relations services.

On July 1, 2006, the Company issued Warrants to purchase 4,000,000 shares of the Company’s common stock, $0.01 par value.  The exercise price of the warrants is $0.25 per share and the warrants expire July 1, 2011. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  97.6%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.

The aforementioned warrants were issued in conjunction with a ten month consulting agreement with North Coast Securities Corporation (North Coast). Accordingly, the cost of these warrants has been recorded as a prepaid expense with the appropriate charges to income as time passes. The warrants were also accounted for as a derivative liability. The warrants were recorded as a discount of $736,000 and are being amortized over the life of the consulting agreement.  Under this agreement North Coast is contracted to assist the Company with investment banking and public relations services.

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

Note 14 – Leasing Arrangements:

Colorado Facility
On February 03, 2006, the Company renewed their lease for a period of nine months for their facility in Boulder, CO.  The lease required a base rent of $3,271.04 per month and monthly common area maintenance charges of $1,099.07 beginning on May 01, 2006. The term of this lease agreement expired October 31, 2006. The total rent paid for the three and nine months ended September 30, 2007 was $0 and $0, respectively. The total rent for the three and nine months ended September 30, 2006 was $13,110 and $39,331.  This lease was not renewed.

Trenton, New Jersey  Facility
In September of 2006, the Company assumed a lease for their facility in Trenton, NJ.  The lease requires a base rent of $3,738.46 (increasing to $3,897.54 on January 1, 2007) per month along with its proportionate share of taxes, common area maintenance charges and insurance beginning on September 01, 2006. The term of this lease agreement expires December 31, 2007. The total rent incurred for the three and nine months ended September 30, 2007 was $13,203 and $40,781, respectively.

PHT also has various equipment leases that are treated as operating leases for financial reporting purposes.

Note 15 – Officers and Directors:

In February of 2006 Robert Prunetti was elected CEO and President of the Company.

Note 16 – Commitments, Contingencies and Uncertainties:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $4,267,387 during the nine months ended September 30, 2007, and as of that date, the Company’s current liabilities exceeded its current assets by $6,352,667. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 – Subsequent Events

In October 2007 the holders of $108,000 in principal of the Company’s 2003 convertible notes and accrued interest on the 2003 convertible notes converted such notes and interest into 491,803 shares of the Company’s common stock.

On October 18, 2007 and November 5, 2007, the Company sold $266,300 and $36,000, respectively, of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event the Company does not register such shares.

Dawson James served as placement agent for the Company in the private placement of the 2007 F Units sold on October 18, 2007.  As partial consideration for services rendered as placement agent the Company issued to Dawson James on October 18, 2007 five years warrants to purchase up to 88,767 shares of Company common stock at $0.30 per share, having an expiration date of October 18, 2012.

North Coast Securities Corporation served as placement agent for the Company in the private placement of the 2007 F Units sold on November 5, 2007.  As partial consideration for services rendered as placement agent the Company issued to North Coast November 5, 2007 five years warrants to purchase on up to 12,000 shares of Company common stock at $0.30 per share, having an expiration date of November 5, 2012.

On November 14, 2007, the Company entered into a Termination Agreement with YA Global (the “SEDA Termination Agreement”) pursuant to which the parties terminated the standby equity distribution agreement, the registration rights agreement and the placement agent agreement, each dated as of January 23, 2006. Pursuant to the SEDA Termination Agreement, YA Global will retain the 2,000,000 shares of Company Common Stock issued in January 2006 (See Note 12) and Newbridge Securities Corporation will retain the 40,000 shares of Company Common Stock issued in January 2006 (See Note 12).  No shares were issued under the standby equity distribution agreement.

The Company’s currently pursuing other financing in lieu of the standby equity distribution agreement financing.

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

The inherent versatility designed into the MotionTrack technology affords the opportunity to explore numerous additional markets, including personal fitness, athletic training, and occupational health and safety. Accordingly, we intend to develop and market additional PC-based products that will function with an upgraded MotionTrack technology system and communicate with a higher performing Core:Tx device. This new family of Core:Tx products will focus on training for the health & fitness consumer market, designed to be especially easy to understand and use, and will be manufactured at a lower price point. These products will be Internet ready, and include the ability to collect and distribute human motion data among multiple users.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues during the nine months ended on September 30, 2007 of $589 decreased by $4,260, or 88%, from $4,849 in the corresponding nine months ended September 30, 2006 primarily resulting from a decrease in rental income of $2,629 under the SportsRAC product, a system designed to aid shoulder, forearm, and knee injury rehabilitation, which was discontinued during the first quarter of 2005, but the Company continued to receive rental payments under existing contracts throughout 2005 and during the first two quarters of 2006.  Management has completed the Core: TX PT enhancements and re-commenced selling activities in the third quarter of 2007. However, it is likely that recorded sales will not occur until the fourth quarter of 2007.

During the nine months ended on September 30, 2007, the Company sold approximately 2 Core:Tx units and 6 Core:Tx units during the nine months ended on September 30, 2006.

Cost of goods sold in the nine months ended September 30, 2007 of $0 decreased by $500, or 100%, from $500 in the corresponding nine months ended September 30, 2006. During management’s transition in 2006, the Company moved primary locations from Colorado to New Jersey.  During this process, management was unable to account for products that the previous management team provided to potential sales distribution channels as demonstration products (the costs of which were expensed).  Products sold during 2007 were assembled from pieces of recovered demo units. Accordingly, the cost of goods sold for 2007 is significantly lower than it would be had the units sold been manufactured under normal circumstances.

Research and Development Expenses during the nine months ended September 30, 2007 of $67,509 decreased by $2,530, or 4%, from $70,039 in the corresponding nine months ended September 30, 2006. The decrease in research and development expenses is primarily attributable management’s move from salaried employees to outside contractors.  Research and development salaries during the nine months ended September 30, 2006 was $61,819 and corresponding payroll taxes in the amount of $5,297 as compared to no research and development salaries during the nine months ended September 30, 2007.  Management engaged outside contractors for research and development needs during the nine months ended September 30, 2007 in the amount of $59,150.  This decrease was offset by an increase in travel expenses in the amount $4,855.

General and Administrative Expenses during the nine months ended September 30, 2007 of $2,383,354 increased by $1,486,115, or 166%, from $897,239 in the corresponding nine months ended September 30, 2006.  This increase is partially attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations.  Compensation expense in the form of stock options was $658,202 for the nine months ended September 30, 2007 as compared to $104,749 for the nine months ended September 30, 2006.  The increase is also attributable to expenses for consulting, legal and outside services relating to Management’s efforts to raise capital, and the registration of the company with the Securities Exchange Commission.  Consulting and legal expenses increased by $795,821 and accounting fees increased by $195,186 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  These increases were offset by a decrease of $70,009 in general and administrative salaries.

Sales and Marketing Expenses during the nine months ended September 30, 2007 of $115,197 increased by $4,027, or 4%, from $111,170 in the corresponding nine months ended September 30, 2006.  The increase is primarily attributable to an increase in trade show and consulting expenses in the amount of $45,973, offset by a decrease in marketing salaries and related payroll expenses of $10,415 and decreases in advertising, market research and marketing supply expenses of $30,452 during the nine months ended September 30, 2007 as compared to the comparable period ended September 30, 2006.

Amortization during the nine months ended September 30, 2007 of $298,654 decreased by $169,641, or 36%, from $468,295 during the corresponding nine months ended September 30, 2006.  The decrease is primarily attributable to amortization expense on the debt issuance costs associated with the 2005 bridge loans that were fully amortized during 2006.  No amortization expense was recorded on these issuances during the nine months ended September 30, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the nine months ended September 30, 2007 of $1,980,229 decreased by $27,322, or 1%, from $2,007,551 during the corresponding nine months ended September 30, 2006.  The decrease is primarily attributable to a decrease in the debt discount on the conversion features and warrant liabilities embedded in the 2006 private placement offerings that were issued during the third and fourth quarters of 2006 and during the nine months ended September 30, 2007, offset by the debt discount on 2005 Bridge Loan A and 2005 Bridge Loan B fully amortizing during the nine months ended September 30, 2006 and a decrease in interest expense on debt instruments in the amount of $70,036 for the nine months ended September 30, 2007 as compared to the comparable period ended September 30, 2006.

Gain on Conversion Liability during the nine months ended September 30, 2007 of $579,554 increased by $224,770, or 63% from $354,784 during the corresponding nine months ended September 30, 2006.  The increase is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.

Net loss to common shareholders was $(4,267,387) or $(0.09) per share for the nine months ended September 30, 2007 as compared to a net loss of $(3,195,961) or $(0.08) per share for the corresponding nine months ended September 30, 2006. The increase in net loss is primarily attributable to an increase in general and administrative expenses as described above, partially offset by a decrease in Other Expenses.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of September 30, 2007 our accumulated deficit was $(24,668,380).

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues during the three months ended on September 30, 2007 of $0 decreased by $914, or 100%, from $914 in the corresponding three months ended September 30, 2006.  The decrease is a result of no Core:Tx sales during the quarter ended September 30, 2007. Management has completed the Core: TX enhancements and has re-commenced selling activities in the third quarter of 2007. However, it is likely that recorded sales will not occur until the fourth quarter of 2007.

During the three months ended on September 30, 2007, the Company sold no Core:Tx units and 3 Core:Tx units during the three months ended on September 30, 2006.

Research and Development Expenses during the three months ended September 30, 2007 of $15,759 increased by $15,759, or 100%, from $0 in the corresponding three months ended September 30, 2006. The increase in research and development expenses is primarily attributable to management’s move from salaried employees to outside contractors during 2006.  During the three months ended September 30, 2006, management in an effort to conserve resources, only paid $0 in salary and related expenses as compared to $15,759 expensed on outside contractors during the corresponding period in 2007, resulting in an increase of $15,759.

General and Administrative Expenses during the three months ended September 30, 2007 of $604,867 increased by $106,515, or 21%, from $498,352 in the corresponding three months ended September 30, 2006.  This increase was primarily attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations.  Compensation expense in the form of stock options was $264,931 for the three months ended September 30, 2007 as compared to $50,055 for the three months ended September 30, 2006. The increase is also attributable to expenses for outside services relating to the Management’s efforts to raise capital, and the registration of the company with the Securities Exchange Commission.  Accounting fees increased by $40,896 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  These increases were offset by a decrease of $114,708 in Consulting expenses and $37,669 in general and administrative salaries.

Sales and Marketing Expenses during the three months ended September 30, 2007 of $60,420 increased by $17,644, or 41%, from $42,776 in the corresponding three months ended September 30, 2006.  The Company increased its sales consulting and related expenses by $32,490 during the three months ended September 30, 2007 as compared to the comparable period ended September 30, 2006.  This increase was offset by a decrease in advertising, market research and trade show expenses in the amount of $14,519.

Amortization during the three months ended September 30, 2007 of $76,774 decreased by $83,076, or 52%, from $159,850 during the corresponding three months ended September 30, 2006.  The decrease is primarily attributable to amortization expense on the debt issuance costs associated with the 2005 bridge loans that were fully amortized during 2006.  No amortization expense was recorded on these issuances during the three months ended September 30, 2007.

Interest expense, net of interest income and interest expense related to the beneficial conversion during the three months ended September 30, 2007 of $453,190 decreased by $306,369, or 40%, from $759,559 during the corresponding three months ended September 30, 2006.  The decrease is primarily attributable to a decrease in the debt discount on the conversion features and warrant liabilities embedded in the 2006 private placement offerings fully amortizing during the nine months ended September 30, 2007. The decrease was offset by an increase in the debt discount on the conversion features and warrant liabilities embedded in the 2007 private placement offerings that were issued during the nine months ended September 30, 2007 and an increase in interest expense on debt instruments in the amount of $57,540 for the three months ended September 30, 2007 as compared to the comparable period ended September 30, 2006.

Gain or Loss on Conversion Liability during the three months ended September 30, 2007 of $122,770 increased by $71,292, or 138% from $51,478 during the corresponding three months ended September 30, 2006.  The increase is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.

Net loss to common shareholders was $(1,089,226) or $(0.02) per share for the three months ended September 30, 2007 as compared to a net loss of $(1,408,145) or $(0.03) per share for the corresponding three months ended September 30, 2006. The decrease in net loss is primarily attributable to a decrease in interest expense on the amortization of the debt discount recorded on the company’s convertible note instruments and amortization expenses offset by an increase in general and administrative expenses and research and development expenses.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of September 30, 2007 our accumulated deficit was $(24,668,380).

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At September 30, 2007, cash and cash equivalents were $141,722. Total liabilities at September 30, 2007 were $10,169,877, consisting of current liabilities in the aggregate amount of $6,757,719 and long-term liabilities in the amount of $3,412,158. At September 30, 2007, assets included $235,786 in prepaid expenses, $27,544 in inventory, $7,771 in furniture and equipment, net of depreciation; $351,978 in debt issuance costs, net of amortization; and other assets of $4,802. As of September 30, 2007, our working capital deficit was $(6,352,667) as compared to $(3,587,985) at December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at September 30, 2007 was as follows:

September 30, 2007
Short-term note	$50,000
Short-term bridge loans	2,503,710
Convertible notes	3,892,000

For more detailed information on long-term liabilities, see Note 4 to our Financial Statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings and, loans from shareholders and other related parties. We have entered into a number of financing transactions during 2005, 2006 and 2007 and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs, to complete our product commercialization process and to execute our marketing strategy. Such capital is expected to come from convertible debt securities and the sale of our common stock. No assurances can be given that such financing will be available in sufficient amounts or at all.

The Company used the proceeds from the 2005, 2006 and 2007 private placement offerings to fund continued research and development of the Core: Tx Stroke and Core:Tx for Professionals products. The Company used approximately $602,000 on the continued development of the products. The Company also used approximately $470,000 on selling and marketing campaigns. The remaining proceeds from the issuances have been used to fund the Company’s general operating costs and a portion of the expenses associated with the registration of the Company as a reporting company under the Securities Exchange Act of 1934. The Company has incurred approximately $1,000,000 of professional fees in conjunction with the SEC registration. At September 30, 2007, $449,348 of these fees are unpaid and included in Accounts Payable.

Currently, the Company is burning approximately $100,000 per month on recurring expenses. Of the $100,000 monthly burn rate, 80% is comprised of general and administrative costs, and 20% is comprised of continued product refinement and support costs. In addition to the monthly burn rate discussed above, the Company expects to spend $75,000 to develop a marketing plan which will include an enhanced web site, an outreach program to health care professionals in order to obtain market penetration, and a marketing DVD to support these initiatives.

The following is a general description of our financing transactions entered into since the beginning of our quarter ended September 30, 2007.  See also the Notes to Financial Statements contained herein for a description of these and other financing transactions.

2007 F UNITS.

2007 F  UNITS.  During the quarter ended September 30, 2007, the Company sold $333,700 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  82.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $136,817 and are being amortized over the life of the convertible note. As of September 30, 2007, there was $333,700 in principal of the 2007 F Notes outstanding.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On January 23, 2006, we entered into a standby equity distribution agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) which provided for the periodic sale by us to YA Global of shares of our common stock for a total purchase price of up to $10 million, subject to the conditions and limitations set forth in that agreement.  In consideration of the commitment of YA Global to purchase up to $10 million of our shares of common stock pursuant to the standby equity distribution agreement as described herein YA Global received a one-time commitment fee in the form of 2,000,000 shares of our common stock equaling approximately $500,000 (the “YA Global Shares”).  We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. For its services to us in connection with this transaction, Newbridge Securities Corporation received a fee of $10,000 by the issuance of 40,000 shares of our common stock (the “Newbridge Shares”).

On November 14, 2007, we entered into a Termination Agreement with YA Global (the “SEDA Termination Agreement”) pursuant to which the parties terminated the standby equity distribution agreement, the registration rights agreement and the placement agent agreement, each dated as of January 23, 2006. Pursuant to the SEDA Termination Agreement, YA Global will retain the 2,000,000 YA Global Shares and Newbridge Securities Corporation will retain the 40,000 Newbridge Shares.  No shares were issued under the standby equity distribution agreement.  We are currently pursuing other financing in lieu of the standby equity distribution agreement financing.

REGISTRATION RIGHTS

In connection with the issuance in private placements of our common shares and convertible notes and certain of our warrants, we granted demand and piggy-back registration rights to the investors and the placement agent with respect to issued shares or the shares issuable for interest or upon conversion of such notes or upon exercise of the warrants, as applicable.  The registration rights are contained in the subscription agreements pursuant to which we issued such securities or in stand-alone registration statements.  Certain of such agreements provide that the registration rights will cease at the time the shares are eligible for sale under Rule 144k of the Securities Act.   None of our registration rights agreements contain any penalties for failure to register such shares other than our Financial Advisory and Consulting Agreement with Dawson James which provides for piggyback registration of warrants issued to Dawson James under such agreement and $15,000 per month liquidated damages in the event such warrants are not registered within 60 days piggyback registration request.  As of November 19, 2007, the underlying shares related to all notes issued since November 19, 2005 had registration rights.

SECURITY INTEREST IN PUT NOTICES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT

The 2006 A Notes, 2006 B Notes and 2006 C Notes each were to be secured by a grant of a security interest in the put notices that may be issued in the future by us under the standby equity distribution agreement with YA Global within five days of the effectiveness of the registration statement related to the shares issuable under the standby equity distribution agreement. On November 14, 2007 we terminated the standby equity distribution agreement and accordingly the 2006 A Notes, 2006 B Notes and the 2006 C Notes will not have any security interest in the put notices.

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

We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $5.6 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.2 million), repayment of debt (approximately $2.6 million expected to mature from September 30, 2007 to September 30, 2008), accounts payable and accrued expenses (approximately $1.8 million) and for capital expenditures (approximately $0.1 million) over the next twelve months.  As of September 30, 2007, we have cash balances in excess of $0.1 million.

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

SALES ACTIVITIES AND PRODUCT DEVELOPMENT

We have recently entered into a Software Licensing Agreement with Stayhealthy, Inc. and a Sales and Marketing contract with Interactive Metronome, Inc. and expect to begin earning revenues relating to these agreements/contracts during the fourth quarter of 2007. The amount of expected revenues from these agreements/contacts is undeterminable as of the date of this Report.

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

Stayhealthy, Inc. markets computer driven kiosks that measure and record various health related statistics. Stayhealthy has begun testing a version of our Core:Tx product on their computer platform and we are presently completing minor product modifications for a seamless interaction. Once these modifications are complete, Stayhealthy should begin placing orders for the units (expected in the fourth quarter of 2007 or the first quarter of 2008).

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

GOING CONCERN MATTERS

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several periods. As of September 30, 2007, we had an accumulated deficit of approximately $24.7 million.

We have financed our operations since inception primarily through equity financings and loans from our officers, directors and stockholders. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts through our capital raising activities discussed above. Continuing our operations in 2007 and into 2008 is dependent upon obtaining such further financing.

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

We have had limited product sales, a history of operating losses and have been unprofitable since inception.  We have had limited sales of our products to date. We incurred net losses of approximately $5.3 million during the year ended December 31, 2006 and approximately $4.3 million for the nine months ended September 30, 2007. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2006 and the nine months ended September 30, 2007, we generated revenues from product sales in the amounts of approximately $5,278 and $589, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

We have a working capital loss, which means that our current assets on September 30, 2007 were not sufficient to satisfy our current liabilities.  We had a working capital deficit of $6,352,667 at September 30, 2007, which means that our current liabilities exceeded our current assets on September 30, 2007 by $6,352,667. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on that date.

We may not be able to obtain the significant financing that we need to continue to operate. We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock.

We believe that if we raise approximately $5.6 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.2 million), repayment of debt (approximately $2.6 million expected to mature from September 30, 2007 to September 30, 2008), accounts payable and accrued expenses (approximately $1.8 million) and for capital expenditures (approximately $0.1 million) over the next twelve months.  As of September 30, 2007, we have cash balances in excess of $0.1 million.

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

As of November 1, 2007, there were 53,150,229 shares of our common stock outstanding of which 48,318,751 shares have been outstanding for more than two years and are eligible for sale under Rule 144k under the Securities Act of 1933, as amended, or the Securities Act, in the public market without restriction or registration (other than shares held by affiliates) and 4,831,508 shares have been outstanding for more than one year but less than two years and are eligible for sale in the public market under Rule 144.

In addition, as of November 1, 2007, 15,136,000 shares issuable upon conversion of $3,784,000 in principal of convertible notes sold in 2003 and 2004 are eligible for sale under Rule 144k in the public market without restriction or registration (other than shares held by affiliates) and shares issuable upon the conversion of our convertible notes issued in 2006 and 2007 will be eligible in the public market for sale under Rule 144 once the one year holding period has been satisfied.

In addition, as of November 1, 2007, we had warrants outstanding to purchase up to 32,131,565 shares of our common stock. Of such warrants, shares issuable upon the cashless exercise of 3,113,263 warrants are eligible for sale under Rule 144k in the public market without restriction or registration (other than shares held by affiliates) and shares issuable upon the cashless exercise of 2,988,263 warrants will be eligible in the public market for sale under Rule 144.

All of the shares available for sale under Rule 144k may be immediately resold in the public market, except that any shares held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the limitations of Rule 144k.

Upon vesting, 12,367,333 shares will also be issuable upon the exercise of presently outstanding stock options and 8,632,667 additional shares have been reserved for future issuance under our existing stock option plans. Pursuant to Rule 701 of the Securities Act, as currently in effect, any of our employees, directors, consultants or advisors who purchase shares of our common stock from us pursuant to options granted prior to the under our existing stock option plans or other written agreement is eligible to resell those shares in reliance on Rule 144, but without compliance with some of the restrictions, including the holding period, contained in Rule 144. Additionally, we intend to file one or more registration statements on Form S-8 under the Securities Act to register the sale of shares issued or issuable upon the exercise of all these stock options.

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

As of November 1, 2007, we had 53,150,229 shares of common stock issued and outstanding, $6,549,000 in principal of all outstanding convertible notes that may be converted into approximately 26.3 million shares of common stock and outstanding warrants to purchase 28,161,563 shares of common stock. The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the full amount issuable on conversion.

Of our outstanding $6,549,000 in principal of convertible notes and 32,131,565 warrants, $3,784,000 in principal of our convertible notes sold in 2003 and 2004 which currently have a conversion price of $0.25 per share and 10,100,847 of our outstanding warrants which currently have exercise prices of $0.25 to $0.30, are subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note or the exercise price of the warrant, the conversion price of the convertible note or the exercise price of the warrants will be reduced, depending on the number of shares of common stock that we issue at that lower price, to a price which is less than the current conversion price or the exercise price.

MARKET INFORMATION AND OTHER MATTERS

Market Information

Our common stock is not currently traded on any public market. On July 13, 2007, the Company became a reporting company under the Securities Exchange Act of 1934. In October 2007, a NASD member firm filed a Form 211 Application with the NASD pursuant to SEC Rule 15c 2-11 on behalf of the Company for the purpose of obtaining an OTC Bulletin Board listing of the Company’s Common Stock. The NASD responded to the October filing with a request for additional information which the Company is in the process of compiling. Once a trading market is established, there can be no assurance that it will be active. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate  substantially.

Authorized and Outstanding Shares

Our Certificate of Incorporation authorizes 500,000,000 shares of our common stock, $0.01 par value per share and 100,000,000 shares of our preferred stock, $0.01 par value per share. As of November 1, 2007, we have 53,150,229 shares of common stock outstanding and no shares of preferred stock outstanding.

Stock Options

As of November 1, 2007, there were (i) 6,340,444 shares of our common stock issuable upon exercise of outstanding stock options under the 1999 Plan at $0.25 per share and (ii) 6,027,000 shares of our common stock issuable upon exercise of outstanding stock options under the 2006 Plan at $0.25 to $0.30 per share.

Warrants

As of November 1, 2007, there were outstanding warrants to purchase 32,131,565 shares of our common stock at prices ranging from $0.025 to $1.50 per share.

Convertible Notes

Conversion into Common Stock.  As of November 1, 2007, there were outstanding promissory notes convertible into shares of our common stock as follows:

Principal	Type of Note	Conversion Terms	Conversion Shares

$3,784,000	2003 Notes	Convertible into common stock at $0.25 per share.	15,136,000

$50,000	April 2006 Notes	Convertible into common stock at $0.30 per share.	166,667

$250,000	2006 A Notes	Convertible into common stock at the lower of $0.30 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 B Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 C Notes	Convertible into common stock at the lower of $0.60 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 D Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 G Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334

$300,000	2007 C Note	Convertible into common stock at $0.50 per share.	600,000

$315,000	2007 D Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	1,050,000

$250,000	2007 E Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334

$600,000	2007 F Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	2,000,000
$6,549,000			26,333,623

Notes with a Continuously Adjusting Conversion Price.  As set forth above, of our outstanding $6,549,000 in principal of all outstanding convertible notes, $1,000,000 in principal of convertible notes sold in 2006 are convertible into shares of our common stock at the lesser of fixed prices ranging from $0.30 to $0.60 and a 30% discount to the trading price of the common stock prior to the conversion.  Our obligation to issue shares upon conversion of $1,000,000 of principal of outstanding convertible notes sold in 2006 which have a continuously adjustable conversion price is essentially limitless. These notes are convertible at the lesser of fixed prices ranging from $0.30 to $0.60 and 70% of the closing price of our common stock prior to the conversion. We have assumed in this Report on Form 10-QSB a trading price of our common stock $0.25, which means these notes would convert into 5,714,286 shares of common stock at an assumed conversion price of $0.175 (70% of $0.25). The number of shares of common stock issuable upon conversion of these notes will be substantially higher if the market price of our stock is below $0.25, which will cause dilution to our existing stockholders.

Notes with Anti-dilution Protection.  Of our outstanding $6,549,000 in principal of convertible notes, $3,784,000 in principal of our 2003 Notes which currently have a conversion price of $0.25 per share are subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note, the conversion price of the convertible note will be reduced, depending on the number of shares of common stock that we issue at that lower price, to a price which is less than the current conversion price or the exercise price.

See the Notes to the Financial Statements for additional terms of these convertible notes.

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

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

On August 15, 2007, September 4, 2007, September 28, 2007,  October 18, 2007 and November 5, 2007, the Company sold $77,200, $108,500, $148,000, $266,300 and $36,000, respectively, of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  This issuance was exempt from registration requirements pursuant to Regulation D.

Dawson James served as placement agent for us in the private placement of the 2007 F Units sold on August 15, 2007, September 4, 2007, September 28, 2007 and October 18, 2007.  As partial consideration for services rendered as placement agent the Company issued to Dawson James five years warrants (i) on August 15, 2007 to purchase up to 25,734 shares of Company common stock at $0.30 per share, having an expiration date of August 15, 2012; (ii) on September 4, 2007 to purchase up to 36,167 shares of Company common stock at $0.30 per share, having an expiration date of September 4, 2012; (iii) on September 28, 2007 to purchase up to 49,334 shares of Company common stock at $0.30 per share, having an expiration date of September 28, 2012; and (iv) on October 18, 2007 to purchase up to 88,767 shares of Company common stock at $0.30 per share, having an expiration date of October 18, 2012. The issuances of these warrants were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

North Coast Securities Corporation served as placement agent for us in the private placement of the 2007 F Units sold on November 5, 2007.  As partial consideration for services rendered as placement agent the Company issued to North Coast on November 5, 2007 five years warrants to purchase up to 12,000 shares of Company common stock at $0.30 per share, having an expiration date of November 5, 2012. The issuances of these warrants were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

For the $77,200 of 2007 F Units sold on August 15, 2007, the total offering price and the total commissions paid to broker-dealers were $77,200 and $13,124, respectively. Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer;
•	a non-accountable expense allowance of 5% of the gross offering proceeds raised by the broker-dealer; and
•	five year warrants to purchase 25,734 shares of common stock with an exercise piece of $0.30 per share [based on a formula of warrants equal to the number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 2007 F Notes at the closing date, with an exercise price equal to 100% of the assumed conversion price of the 2007 F Notes on such date]

Such fees were deducted from offering proceeds to the extent applicable.

For the $108,500 of 2007 F Units sold on September 4, 2007, the total offering price and the total commissions paid to broker-dealers were $108,500 and $18,445, respectively. Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer;
•	a non-accountable expense allowance of 5% of the gross offering proceeds raised by the broker-dealer; and
•
five year warrants to purchase 36,167 shares of common stock with an exercise piece of $0.30 per share [based on a formula of warrants equal to the number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 2007 F Notes at the closing date, with an exercise price equal to 100% of the assumed conversion price of the 2007 F Notes on such date]

For the $148,000 of 2007 F Units sold on September 28, 2007, the total offering price and the total commissions paid to broker-dealers were $148,000 and $25,160, respectively. Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer;
•	a non-accountable expense allowance of 5% of the gross offering proceeds raised by the broker-dealer; and
•
five year warrants to purchase 49,334 shares of common stock with an exercise piece of $0.30 per share [based on a formula of warrants equal to the number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 2007 F Notes at the closing date, with an exercise price equal to 100% of the assumed conversion price of the 2007 F Notes on such date]

For the $266,300 of 2007 F Units sold on October 18, 2007, the total offering price and the total commissions paid to broker-dealers were $266,300 and $45,271, respectively. Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer;
•	a non-accountable expense allowance of 5% of the gross offering proceeds raised by the broker-dealer; and
•
five year warrants to purchase 88,767 shares of common stock with an exercise piece of $0.30 per share [based on a formula of warrants equal to the number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 2007 F Notes at the closing date, with an exercise price equal to 100% of the assumed conversion price of the 2007 F Notes on such date]

For the $36,000 of 2007 F Units sold on November 5, 2007, the total offering price and the total commissions paid to broker-dealers were $36,000 and $5,400, respectively. Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer;
•	a non-accountable expense allowance of 3% of the gross offering proceeds raised by the broker-dealer; and
•
five year warrants to purchase 12,000 shares of common stock with an exercise piece of $0.30 per share [based on a formula of warrants equal to the number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 2007 F Notes at the closing date, with an exercise price equal to 100% of the assumed conversion price of the 2007 F Notes on such date]

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

See Item 2 above.

On January 23, 2006, we entered into a standby equity distribution agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) which provided for the periodic sale by us to YA Global of shares of our common stock for a total purchase price of up to $10 million, subject to the conditions and limitations set forth in that agreement.  In consideration of the commitment of YA Global to purchase up to $10 million of our shares of common stock pursuant to the standby equity distribution agreement as described herein YA Global received a one-time commitment fee in the form of 2,000,000 shares of our common stock equaling approximately $500,000 (the “YA Global Shares”).  We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. For its services to us in connection with this transaction, Newbridge Securities Corporation received a fee of $10,000 by the issuance of 40,000 shares of our common stock (the “Newbridge Shares”).

On November 14, 2007, we entered into a Termination Agreement with YA Global (the “SEDA Termination Agreement”) pursuant to which the parties terminated the standby equity distribution agreement, the registration rights agreement and the placement agent agreement, each dated as of January 23, 2006.

Pursuant to the SEDA Termination Agreement, YA Global will retain the 2,000,000 YA Global Shares and Newbridge Securities Corporation will retain the 40,000 Newbridge Shares.  No shares were issued under the standby equity distribution agreement.  We are currently pursuing other financing in lieu of the standby equity distribution agreement financing.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.3	Amended and Restated Certificate of Incorporation of the Company, filed on July 13, 2007(1)

10.89	Dawson James Financial Advisory Agreement dated July 2, 2007 (1)

10.90	Dawson James Placement Agreement dated July 2, 2007 (2)

10.91	Financial Advisory Agreement Warrant Issued to Dawson James dated August 15, 2007 (2)

10.99	Form of Subscription Agreement and Investor Questionnaire entered into in 2007 F private placement (3)

10.100	Form of 10% Convertible Note issued in 2007 F private placement (3)

10.101	Form of $0.75 Warrant issued in 2007 F private placement (3)

10.102	Form of $1.50 Warrant issued to 2007 F Convertible Note investors (3)

10.103	Form of Warrant issued to Dawson James Securities as compensation under placement agreement dated July 2, 2007 (3)

10.104	Form of Warrant issued to North Coast Securities Corporation as compensation under placement agreement dated May 15, 2007 (4)

10.105	Termination Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) dated November 14, 2007 (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
______________________
(1)	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB filed August 6, 2007 and incorporated herein by relevance.

(2)	Filed as an Exhibit to the Company’s Form 10-QSB for the period ended June 30, 2007.

(3)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form 10-SB filed September 27, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form 10-SB filed November 19, 2007 and incorporated herein by reference

+            Exhibit filed herewith in this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE HEALTH TECHNOLOGIES, INC.

Date: November 19, 2007	By:	/s/ Robert D. Prunetti
Robert D. Prunetti, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Bartolomei
James E. Bartolomei, Chief Financial Officer
(Principal Financial and Accounting Officer)