Form 10QSB/A
period 2007-06-30
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2007-11-29
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-QSB/A is to restate our financial statements for the six months ended June 30, 2007 and to modify the related disclosures. The restatements were necessary to reflect the correction of the accounting for certain deferred offering costs. These errors relate to the following:

The Company expensed $482,940 of deferred offering costs to general and administrative expenses.  Since the likelihood of a securities offering is remote, the Company determined that these deferred costs should be expensed.  The adjustment will result in an increase in the net loss in the amount of $482,940 for the three and six months ended June 30, 2007, and a decrease in total assets in the amount of $482,940.  Net loss per common share will increase by $0.01 for both the three and six months ended June 30, 2007.

This Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007, reflects corrections and restatements of the following financial statements: (a) balance sheet as of June 30, 2007; (b) statements of operations for the three and six months ended June 30, 2007; and (c) statements of cash flows for the six months ended June 30, 2007. For a more detailed description of the restatement, see Note 17 to the accompanying notes to the financial statements contained in this Report on Form 10-QSB/A. This Quarterly Report on Form 10-QSB/A restates certain financial information for the applicable periods set forth in Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis or Plan of Operations”.

This Quarterly Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB, except as required to reflect the effects of the restatement as described in Note 17 to the accompanying notes to the financial statements contained in this Quarterly Report on Form 10-QSB/A. Additionally, this Quarterly Report on Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this Quarterly Report on Form 10-QSB/A and the original Form 10-QSB is subject to update and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
FORM 10-QSB/A
FOR THE QUARTER ENDED JUNE 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEET
(Unaudited)

June 30, 2007
(Restated)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$239,315
Inventory	26,001
Prepaid Expenses	133,064

Total Current Assets	398,380

FURNITURE & EQUIPMENT, net	9,525

OTHER ASSETS:
Debt Issuance Costs, net	345,026
Security Deposits	4,802
Total Other Assets	349,828

TOTAL ASSETS	$757,733

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$432,609
Accrued Salaries and Interest	293,789
Accrued Expenses	26,955
Accrued Interest - Convertible Notes	861,016
Non-Convertible Notes Payable	50,000
Current Portion of Convertible Notes Payable, Net of Debt Discount of $404,640	1,765,370
Derivative Liability	2,707,171

Total Current Liabilities	6,136,910

CONVERTIBLE NOTES PAYABLE, Net of
Debt Discount of $561,304	4,238,696

STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 Par Value, 70,000,000 Shares Authorized,
48,493,352 Shares Issued and Outstanding	484,934
Paid-in Capital	13,476,344
Accumulated Deficit	(23,579,151)

Total Stockholders’ Deficit	(9,617,873)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$757,733

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

SALES, NET	$—	$1,657	$589	$3,935

COST OF SALES	—	—	—	500

GROSS PROFIT	—	1,657	589	3,435

OPERATING EXPENSES:
General and Administrative	1,013,695	188,688	1,778,487	398,887
Sales and Marketing	29,395	20,483	54,777	68,394
Research and Development	29,889	9,717	51,750	70,039

TOTAL OPERATING EXPENSES	1,072,979	218,888	1,885,014	537,320

LOSS FROM OPERATIONS	(1,072,979)	(217,231)	(1,884,425)	(533,885)

OTHER INCOME (EXPENSES):
Interest Income	9	6	15	14
Interest Expense	(785,177)	(641,380)	(1,527,054)	(1,248,006)
Amortization - Debt Issuance Costs	(69,618)	(150,859)	(221,880)	(308,445)
Gain (Loss) on Derivative Liability	88,750	113,647	456,784	303,306

TOTAL OTHER INCOME (EXPENSES)	(766,036)	(678,586)	(1,292,135)	(1,253,131)

LOSS BEFORE PROVISION FOR TAXES	(1,839,015)	(895,817)	(3,176,560)	(1,787,016)

PROVISION FOR TAXES	(801)	—	(1,601)	(800)

NET LOSS	$(1,839,816)	$(895,817)	$(3,178,161)	$(1,787,816)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.07)	$(0.05)
Weighted Average Number of Shares	48,493,352	37,251,861	48,493,352	37,251,861

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
	(Restated)
Cash flows from operating activities
Net loss	$(3,178,161)	$(1,787,816)

Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash interest expense	1,229,780	1,007,610
Non cash consulting expense	294,400	—
Non cash stock based compensation	393,271	54,694
Depreciation and amortization	225,970	316,727
Gain on derivative liability	(456,784)	(303,306)
(Increase) decrease deferred offering costs	333,705	(88,084)
(Increase) decrease in accounts receivable	—	830
(Increase) decrease in inventories	(26,001)	—
(Increase) decrease in other assets	3,271	—
(Increase) decrease in prepaid expenses	(124,562)	(40,000)
Increase (decrease) in accounts payable	246,807	(14,141)
Increase (decrease) in accrued liabilities	46,667	76,621
Increase (decrease) in interest payable	263,896	236,021
Total adjustments	2,430,420	1,246,972

Net cash (used) by operating activities	(747,741)	(540,844)

Cash flows from investing activities:
Cash payments for the purchase of equipment	(2,940)	(1,805)

Net cash (used) by investing activities	(2,940)	(1,805)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	783,271	743,250
Principal payments on short term notes		(50,000)
Net proceeds from short term notes	—	50,000

Net cash provided by financing activities	783,271	743,250

Net increase in cash and equivalents	32,590	200,601
Cash and equivalents, beginning of period	206,725	151,459
Cash and equivalents, end of period	$239,315	$352,060

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$37,248	$4,375
Income tax	$1,601	$800

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

As of June 30, 2007, the Company reassessed the expectation of an offering.  The Company does not foresee an offering in the near future, and, as a result, has expensed the deferred offering costs during the three months ended June 30, 2007.

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

Note 10 – Related Party Transactions:

Consulting
In June 2006, the Company renegotiated its consulting agreement with Phoenix Ventures, a related party. The agreement calls for monthly consulting fees of $6,000 along with 2,500 stock options (options starting January 01, 2006) granted per month. Consulting fees of $18,000 and $36,000 relating to this agreement were incurred during the three and six months ended June 30, 2007, respectively, along with 15,000 stock options granted. Consulting fees of $11,000 and $20,000 relating to this agreement were incurred during the three and six months ended June 30, 2006, respectively, along with 15,000 stock options granted.

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

The stock issuance costs referenced above consisted of; $510,000 represented the recording of the 2,040,000 shares of common stock issued in conjunction with the Standby Equity Distribution Agreement, legal & consulting fees related to the Standby Equity Distribution Agreement and other registration related services. Legal services are provided on an hourly basis and the consulting fees were paid to investment bankers for services related to equity transactions during the year.

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

Note 15 – Officers and Directors:

In February of 2006 Robert Prunetti was elected CEO and President of the Company.

Note 16 – Commitments, Contingencies and Uncertainties:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $3,178,161 during the six months ended June 30, 2007, and as of that date, the Company’s current liabilities exceeded its current assets by $5,738,530. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 – Restatement:

During 2007, the Company discovered errors made in the financial statements issued for the six months ended June 30, 2007.  The Company adjusted prior period financials statements to reflect the following:

The Company expensed $482,940 of deferred offering costs to general and administrative expenses.  Since the likelihood of a securities offering is remote, the Company determined that these deferred costs should be expensed.  The adjustment resulted in an increase in the net loss in the amount of $482,940 for the three and six months ended June 30, 2007, and a decrease in total assets in the amount of $482,940.  Net loss per common share increased by $0.01 for both the three and six months ended June 30, 2007.

Note 18 – Subsequent Events:

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

On August 15, 2007, the Company sold $77,200 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  This issuance was exempt from registration requirements pursuant to Regulation D.

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

General and Administrative Expenses during the six months ended June 30, 2007 of $1,778,487 increased by $1,379,000, or 346%, from $398,887 in the corresponding six months ended June 30, 2006.  This increase was primarily attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations.  Compensation expense in the form of stock options was $393,271 for the six months ended June 30, 2007 as compared to $54,694 for the six months ended June 30, 2006.  The increase is also attributable to expenses for consulting and outside services relating to the management’s efforts to raise capital, and the registration of the Company’s common stock with the Securities Exchange Commission.  The Company also expensed $333,704 of offering costs that were deferred as of December 31, 2006. Since the likelihood of a securities offering is remote, the Company determined that these deferred costs should be expensed. Consulting expenses increased by $438,615 and accounting fees increased by $154,290 for the six months ended June 30, 2007 as compared to the six months ended June 2006.  These increases were offset by a decrease of $32,340 in general and administrative salaries.

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

Net loss to common shareholders was $(3,178,161) or $(0.07) per share for the six months ended June 30, 2007 as compared to a net loss of $(1,787,816) or $(0.05) per share for the corresponding six months ended June 30, 2006. The increase in net loss is primarily attributable to an increase in general and administrative expenses, an increase in interest expense on the amortization of the debt discount recorded on the Company’s convertible note instruments.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of June 30, 2007 our accumulated deficit was $(23,579,151).

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

General and Administrative Expenses during the three months ended June 30, 2007 of $1,013,695 increased by $825,007, or 437%, from $188,688 in the corresponding three months ended June 30, 2006.  This increase was primarily attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations.  Compensation expense in the form of stock options was $168,782 for the three months ended June 30, 2007 as compared to $26,639 for the three months ended June 30, 2006. The increase is also attributable to expenses for consulting and outside services relating to the management’s efforts to raise capital, and the registration of the Company’s common stock with the Securities Exchange Commission.  The Company also expensed $333,704 of offering costs that were deferred as of December 31, 2006. Since the likelihood of a securities offering is remote, the Company determined that these deferred costs should be expensed. Consulting expenses increased by $143,475 and accounting fees increased by $105,453 for the six months ended June 30, 2007 as compared to the six months ended June 2006.  These increases were offset by a decrease of $30,210 in general and administrative salaries.

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

Net loss to common shareholders was $(1,839,816) or $(0.02) per share for the three months ended June 30, 2007 as compared to a net loss of $(895,817) or $(0.02) per share for the corresponding three months ended June 30, 2006. The increase in net loss is primarily attributable to an increase in general and administrative expenses and an increase in interest expense offset by a decrease in amortization expenses.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of June 30, 2007 our accumulated deficit was $(23,579,151).

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At June 30, 2007, cash and cash equivalents were $239,315. Total liabilities at June 30, 2007 were $10,375,606, consisting of current liabilities in the aggregate amount of $6,136,910 and long-term liabilities in the amount of $4,238,696. At June 30, 2007, assets included $133,064 in prepaid expenses, $26,001 in inventory, $9,525 in furniture and equipment, net of depreciation; $345,026 in debt issuance costs, net of amortization; $482,940 in deferred offering costs, and other assets of $4,802. As of June 30, 2007, our working capital deficit was $(5,738,530) as compared to $(3,587,985) at December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at June 30, 2007 was as follows:

June 30, 2007
Short-term note	$50,000
Short-term bridge loans	2,170,010
Convertible notes	4,800,000

For more detailed information on long-term liabilities, see Note 4 to our Financial Statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings and, loans from shareholders and other related parties.  We have recently entered into a number of financing transactions and are continuing to seek additional financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $ 4.9 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.2 million), repayment of debt (approximately $2.2 million expected to mature from June 30 to June 30, 2008), accounts payable and accrued expenses (approximately $1.6 million) and for capital expenditures (approximately $0.1 million) over the next twelve months.  As of June 30, 2007, we have cash balances in excess of $0.2 million. No assurances can be given that such financing will be available in sufficient amounts or at all.

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

We have recently entered into a number of financing transactions (see Notes 4 and 12). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. (See Note 12). We believe that if we raise approximately $ 4.9 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.2 million), repayment of debt (approximately $2.2 million expected to mature from June 30 to June 30, 2008), accounts payable and accrued expenses (approximately $1.6 million) and for capital expenditures (approximately $0.1 million) over the next twelve months.  As of June 30, 2007, we have cash balances in excess of $0.2 million.

We have recently entered into a Software Licensing Agreement with Stayhealthy, Inc. and a Sales and Marketing contract with Interactive Metronome, Inc. and expect to earn revenues relating to these agreements/contracts during the third and fourth quarters of 2007. The amount of expected revenues from these agreements/contacts is undeterminable as of the writing of this report.

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

We have financed our operations since inception primarily through equity financings and loans from our officers, directors and stockholders. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations in 2007 and into 2008 is dependent upon obtaining such further financing.

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

We may not be able to obtain the significant financing that we need to continue to operate. We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $4.9 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.2 million), repayment of debt (approximately $2.2 million expected to mature from June 30 to June 30, 2008), accounts payable and accrued expenses (approximately $1.6 million) and for capital expenditures (approximately $0.1 million) over the next twelve months.  As of June 30, 2007, we have cash balances in excess of $0.2 million.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.3	Amended and Restated Certificate of Incorporation of the Company, filed on July 13, 2007 (1)

10.74	Form of Debt Exchange Agreement and Investor Questionnaire dated June 15, 2007 entered into in 2007 D private placement (2)

10.75	Form of Convertible Note dated June 15, 2007 (2)

10.76	Form of $0.75 Warrants dated June 15, 2007 (2)

10.77	Form of $1.50 Warrants dated June 15, 2007 (2)

10.80	Form of Subscription A~~g~~reement and Investor Questionnaire entered into in 2007 E private placement (2)

10.81	Form of Convertible Note issued in 2007 E private placement(2)

10.82	Form of $0.75 Warrants issued in 2007E private placement (2)

10.83	Form of $1.50 Warrants issued in 2007 E private placement (2)

10.84	Form of Amendment to Convertible Notes dated April 4, 2006 (3)

10.85	Form of Amendment to Convertible Notes dated May 15, 2006, May 24, 2006 and June 30, 2006 (3)

10.86	[Omitted]

10.87	Form of Amendment to Convertible Notes dated December 27, 2006, January 11, 2007 and January 16, 2007 (3)

10.88	Form of Amendment to Convertible Note dated May 14, 2007 (3)

10.89	Dawson James Financial Advisory Agreement dated July 2, 2007 (3)

10.90	Dawson James Placement Agreement dated July 2, 2007 (4)

10.91	Warrant issued to Dawson James dated August 15, 2007 (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
______________________

(1)           Incorporated by reference to the Company’s Form 8-K filed July 18, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed July 2, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB filed August 6, 2007.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

+           Exhibit filed herewith in this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
Date: November 27, 2007
	BY:	/s/ Robert D. Prunetti Robert D. Prunetti, President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James E. Bartolomei James E. Bartolomei, Chief Financial Officer
(Principal Financial and Accounting Officer)