Form 10KSB
period 2007-12-31
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2008-04-15
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 1-10446

PERFORMANCE HEALTH TECHNOLOGIES, INC.
 (Name of Small Business Issuer in Its Charter)

Delaware	841474432
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

427 Riverview Plaza
Trenton, New Jersey 08611
609-656-0800
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act: NONE.
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE, $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note.—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Large accelerated filer ☐	an accelerated filer ☐	or a non-accelerated filer ☒

State issuer’s revenues for its most recent fiscal year. $5,309

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $15,061,768 as of  March 1, 2008. The aggregate market value was based upon the $0.40 conversion price floor of the convertible notes sold by the issuer on February 15, 2008.  Our common stock is not currently traded on any public market.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes   ☐     No   ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008, 53,755,697 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one): Yes   ☐     No   ☒

TRADEMARKS

The following terms used in this report are our trademarks: MotionTrack™, Core:Tx® and SportsRAC®.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We develop and market performance evaluation and rehabilitation products that monitor and guide exercise and give real-time motivational feedback. Over the past nine years, our medical and computer experts have brought together advanced software and medical technology in order to create MotionTrack®, our versatile proprietary technology platform. Our goal is to transform the way individuals exercise, train, and rehab from injuries by creating innovative products using MotionTrack that merges technology with exercise for more accurate and controlled therapy, injury recovery, and personal training and fitness.

Our products have been tested, accepted, and endorsed by leaders in the medical, rehabilitation and athletic communities. Our SportsRAC Shoulder, Knee and Forearm systems are installed in physical therapy clinics, and university athletic departments and with professional sports teams throughout the United States and Canada.

In January 2005, we released Core:Tx® for Physical Therapists (Core:Tx PT), the first product to incorporate MotionTrack technology, a wireless motion and position sensing system. This system is the culmination of several years of development effort, including three new patent applications. Core:Tx PT is being sold to the clinical physical therapy market. An enhanced and targeted version of the product for stroke survivors was released directly to consumers in the fourth quarter of 2005. Since the launch of the Core:Tx for Stroke Survivors product, we have been evaluating other rehabilitation markets, as well as potential new market segments and plan to begin an intensive effort of marketing Core:Tx products to athletes, health and fitness enthusiasts, fitness centers, rehabilitation patients and rehabilitation clinics. We expect to use a broad range of distribution networks designed to target specific categories of sport sat differing skill levels and differing rehabilitation needs.

The inherent versatility designed into the MotionTrack technology affords the opportunity to explore numerous additional markets, including personal fitness, athletic training, and occupational health and safety. Accordingly, we intend to develop and market additional PC-based products that will function with an upgraded MotionTrack technology system and communicate with a higher performing Core:Tx device. This new family of Core:Tx products will focus on rehabilitation and training for the health & fitness consumer market, designed to be especially easy to understand and use, and will be manufactured at a lower price point. These products will be Internet ready, and include the ability to collect and distribute human motion data among multiple users.

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

In February 2006 Robert Prunetti was appointed by the Board of Directors as our Chief Executive Officer. One of Mr. Prunetti’s immediate goals was to significantly reduce our expenses in order to protect rapidly diminishing resources. At the same time, Mr. Prunetti focused on raising funds and conserving and developing a marketing plan for our products. As a result, our full time staff was reduced either by lay off or resignation and key personnel were retained on a consultant basis, and our headquarters were moved from Colorado to New Jersey. This reduction in full time employees allowed the move from Colorado to New Jersey to be conducted with a minimum of disruption. As resources became available, essential personnel (marketing and fulfillment) were hired and offices were established in New Jersey, where the new Chief Executive Officer is based.

We were incorporated as a Delaware corporation in 1998 under the name Applied Sports Technologies, Inc. In December 1998 its name was changed toSportstrac.com, Inc.; in May 1999 its name was changed to SportsTrac Systems, Inc.; and in September 2002 its name was changed to Performance Health Technologies, Inc. In March 1999 we acquired all of the assets of SportsTrac, Inc.

The executive office of the Company is located at 427 Riverview Plaza, Trenton, New Jersey 08611, telephone number: 609-656-0800. Information contained on our website (www.performancehealth.com) does not constitute part of this report.

PRODUCTS

We design systems that are intuitive, stimulating, and gratifying. Our products provide varied exercise modes and assessment tools. Our clinical products allow clinicians to print reports for record keeping and compliance. Our systems encourage a user’s active participation and do not provide resistance, but maybe used in conjunction with resistive elements such as weights or resistive exercise bands. Our policy is to build systems compatible with existing equipment, protocols, and exercise patterns.

o CORE:TX FOR PHYSICAL THERAPISTS

Core:Tx PT was sold to the clinical physical therapy market in 2005. The key hardware in the Core:Tx family of products is a small soap bar-sized device that can be attached anywhere on the body with adjustable straps. This device, utilizing MotionTrack technology, senses limb motion relative to the joint and continuously transmits that information wirelessly to personal computer software. The software provides motivating and informational feedback to the user by providing an entertaining and game-like interface. At the end of each session, the user is provided with a score. The system is particularly aimed at neuromuscular reeducation while strengthening muscles throughout an adjustable range of motion. Core:Tx PT is a versatile tool that is compatible with and enhances existing rehabilitative, preventative fitness and strengthening protocols and equipment.

o CORE:TX FOR STROKE SURVIVORS

The Core:Tx for Stroke Survivors product is an enhanced and targeted version of Core:Tx PT focused on a specific type of user and intended for home use. It was launched in the fourth quarter of 2005. For stroke survivors, the benefits are:

•	Provides guidance for exercises specifically designed for stroke survivors
•	Tracks progress and helps users recognize improvements

•	Can be used at home, making beneficial exercise more convenient, less expensive, and more time-efficient
•	Helps users feel empowered to continue making progress, even without direct clinical guidance

•	Encourages users to continue therapy at home well beyond prescribed sessions and insurance limitations
•	Assists at-home caregivers by providing the tools necessary to easily continue therapeutic sessions

o CORE:TX FOR PROFESSIONALS

Core:Tx for Professionals (also referred to as Core:Tx Pro) is an update to Core:Tx for Physical Therapists,  and is currently being tested in the clinical market. New software was developed to better serve the rehabilitation industry. Based on the sales experiences of Core:Tx PT, the Pro unit will be distributed among a network of physical and occupational therapy hospitals and out-patient facilities, and training and certification will be provided for use of the device. Improvements to this product are:

•	Separate database functionality for storing a large quantity of patient data
•	Clinical database for customization of rehab routine based on each individual patient’s needs

•	Secure patient-login
•	Smoother game that responds more accurately to human movement and interfaces more cleanly with the computer and hardware

o OTHER CORE:TX DERIVATIVES: FOR ATHLETES, REHABILITATION, AND HEALTH & FITNESS

Our broader product rollout to select consumers groups will evolve from the latest Core:Tx for Pro and Core:Tx for Stroke Survivors products. These products will be marketed to individuals (those who have suffered injuries or motor-impairment, athletes, health & fitness enthusiasts, etc) that can benefit from a customized rehabilitation or exercise program. The benefits of these products will be:

•	Provides guidance for exercises specifically designed for rehabilitation, strength, etc.
•	Tracks progress and provides immediate feedback

•	Can be used in training rooms or at home, with or without direct guidance
•	Can be used at home, making beneficial exercise more convenient, less expensive, and more time-efficient

•	Helps users feel empowered to continue making progress, even without direct guidance
•	Encourages users to continue rehabilitation well beyond prescribed sessions and insurance limitations

Our computer software is built on a platform that allows for easy upgrades, updates, and additional applications. In this case, development can occur by simply adding a layer to the existing framework that creates a new application for the product. These applications are born from market need. Just as we have redeveloped our Core:Tx PT software into Core:Tx Pro, we can easily develop new software applications that work cleanly with our existing device.

Additional future product development includes an internet enabled version of CoreTx Pro which can be used for continued in home rehabilitation under the supervision of a professional therapist, post clinical visits.  Other development projects include an upgraded device that will be able to collect data in multiple axes on multiple joint positions, simultaneously.  This multi-axis rotational sensor will be sold with all future iterations of Core:Tx.  The combination of a new device and internet enabled software will meet the needs of multiple markets and will provide more opportunities for product adoption.  In addition to meeting more needs of the rehabilitation industry, including sports training and conditioning, this upgraded product will better meet the needs of the fitness market.

MARKET OPPORTUNITY

Our strategy for accessing the consumer market is built on a foundation of credibility established within clinical, medical, and professional sports environments. We first penetrated the professional sports market, selling SportsRAC to professional sports teams, university athletic departments, and physical therapy clinics throughout the United States and Canada. Building on the credibility that our success with professional teams afforded us in the clinical market, we followed with Core:Tx PT for physical therapists, shipping our first systems in January of 2005. We seek to continue this success with Core:Tx Pro, as we further penetrate the rehabilitation market with this new and updated product.

Core:Tx for Stroke Survivors has further established us in the clinical market while helping us reach the at-home consumer market. The product represents the creation of a new business opportunity for us. This product is an enhanced and targeted Core:Tx PT product. It was launched on schedule in December of 2005 as a pilot. This innovative product guides stroke survivors through a rehabilitation program for hemiplegia (one sided muscular weakness) in the comfort of their own home.

Many stroke survivors continue to suffer from neuromuscular deficits after their formal therapy has ended. This product is targeted at stroke survivors who want to proactively continue to do things that will improve their quality of daily life even after their formal rehabilitation has been discontinued.

The rehabilitation market provides the most immediate market opportunity for PHT.  Our distribution partnership with Interactive Metronome will help us gain credibility with a network of over 5,000 therapists in over 3,000 hospitals and facilities in the US and abroad.

We are currently seeking partnerships that will include our MotionTrack technology in products launched by reputable companies, which will aid both rehabilitation and general fitness. These products include upgraded technology and devices that allow users to have a more rewarding experience through internet-enabling, advanced data-mining, and the ability to model pre-programmed movements and exercises. Potential new markets may include occupational health and safety, and fitness training, both at the gym and in the home. We will also penetrate further into existing markets such as neuromuscular rehabilitation, and physical and occupational therapy with upgraded products that also include the previously mentioned key features.

Our vision is to leverage our MotionTrack platform and transform the way individuals exercise, train, and rehab from injuries. Our ability to use PHT software in conjunction with gyro-technology and other technologies that wirelessly track and monitor motion and position in real-time, is unique and can serve multiple industries. Our strategy is to first greatly impact the physical health and fitness market. Current and future development will work toward this goal.

SALES AND MARKETING

Our core brand is built upon our ability to use motion-sensing technology to wirelessly monitor and track motion and position in real-time. Our strategy was initially built upon our success in the athletic training and rehabilitation market with our SportsRAC product. We will continue to build relationships in this area, and utilize the expertise of our Board of Directors and Advisory Board members to forge partnerships with key doctors, athletic and personal trainers, physical and occupational therapists, chiropractors and other clinicians and professionals to serve as our knowledge network. This network will help us establish our Company among the key influencers for the purchase and distribution of our products. We have begun with a clinical market, and while we will continue to penetrate and build our brand in this market, we will prepare to seek entry opportunities for the consumer health and fitness market.

We have entered into a distribution agreement with StayHealthy, Inc., a distributor of diagnostic health and wellness products, to market and introduce two of our products, Core:Tx for Stroke Survivors and Core:Tx for Physical Therapists, to their line of health/wellness products. We have also entered into an agreement with StayHealthy to include our proprietary MotionTrack technology platform in the health and fitness kiosks that are being manufactured, marketed and maintained through StayHealthy’s partnership with International Business Machines. We believe these arrangements will give our products exposure to a very large and growing network of health conscious-consumers.

We also entered into a sales and marketing agreement with Interactive Metronome, Inc. which markets the Interactive Metronome® therapy product to the health care industry for patients who suffer from neurological and motor impairments such as traumatic brain injury, Parkinson’s Disease, amputation, multiple sclerosis and balance disorders. Pursuant to the agreement, Interactive Metronome will market our “Pro Products” and the Stroke Survivor (Home) Products, which use our proprietary MotionTrack technology for measuring a person’s range of motion.

STAYHEALTHY DISTRIBUTION AGREEMENT

StayHealthy, Inc. (“StayHealthy”), a distributor of diagnostic health and wellness products, has been marketing and selling two of our products, Core:Tx for Stroke Survivors and Core:Tx for Physical Therapists, since October 2005 pursuant to a non-binding distribution arrangement. In April 2007 we entered into a definitive distribution agreement with StayHealthy pursuant to which StayHealthy has been appointed a non-exclusive distributor of products, related parts and accessories manufactured and sold by us for rehabilitation associated with recovery from stroke injury.  Pursuant to the agreement we sell the products to StayHealthy at wholesale prices depending on the number of units ordered per month.  We are responsible for shipping orders for our products received by StayHealthy.  The agreement had an expiration date of April 20, 2008 unless extended by the parties.  The parties agreed to terminate the agreement in March 2008.

STAYHEALTHY KIOSK AGREEMENT

In February 2007 we entered into an agreement with StayHealthy pursuant to which StayHealthy may include our proprietary MotionTrack technology platform in the health and fitness kiosks (the “Kiosks”) that are being manufactured, marketed and maintained by StayHealthy through StayHealthy’s partnership with International Business Machines (“IBM”). StayHealthy and IBM have created a versatile, customizable Kiosk to replace the blood pressure station found in many retail stores. Instead of simply taking blood pressure, the Kiosk supports a variety of applications including measurement of blood pressure, pulse, weight and body fat percentage. Additional optional components can be added to the base Kiosk. Units of our Core:Tx system incorporating the MotionTrack technology (the “Core:Tx Units”) may be installed and incorporated into certain of the Kiosks as one of those optional components. StayHealthy expects to place the Kiosks in health clubs, schools, retail stores nursing homes and other clinical settings.

Subject to the terms of the agreement, we granted to StayHealthy and, to the extent necessary to manufacture, market and maintain the Kiosks, to StayHealthy’s licensee IBM, a non-transferable and non-exclusive license within the United States of America to use the MotionTrack software and the Core:Tx Units in the Kiosks for the purpose of measuring a user’s range of motion (the “Field of Use”) and for therapeutic exercise. We agreed that during the term of the agreement, we will not license the MotionTrack software to any other person or entity that markets or plans to market a device that is similar to, and may reasonably be considered to be competing with, the Kiosks. We will retain sole ownership and all other intellectual property rights in the MotionTrack software and related technology, including any modifications, enhancements and updates, and any new version developed by us during the term of the agreement.

During the term of the agreement we will provide StayHealthy and IBM with technical support as set forth in the agreement and we will be responsible, at our sole cost and expense, for all initial modifications to the MotionTrack software necessary to ensure that it is compatible with the software currently used in the Kiosks and the operating systems currently used by StayHealthy. If we determine that such integration is not technically feasible or that it cannot be accomplished without undue cost or delay, then we have the right to terminate the agreement and neither party will have any further liability to the other. Except as set forth above, we are not obligated to make any modifications during the term of the agreement, provided, however, that StayHealthy has the right to terminate the agreement upon notice to us if we are not able to perform a requested modification on a basis acceptable to StayHealthy. For any such modification, we and StayHealthy are required to jointly determine a budget and StayHealthy is responsible for payment for the costs of any such modification.

We are not obligated to develop any new version of the MotionTrack software containing significant new functionality. If StayHealthy desires to have us develop a new version of the MotionTrack Software, then it is required to pay us for development of the new version on a time and materials basis, and must reimburse us for the costs of installation of the new version. If we develop anew version independently of StayHealthy, then we are required to offer it to StayHealthy at a price to be determined by negotiation (but on at least as favorable terms as we offer the new version to any other licensee).

If StayHealthy desires to develop a modification that will allow the MotionTrack software to be used for an application that is outside of the Field of Use (the “StayHealthy Modification”), it is required to obtain our written consent. If we permit the StayHealthy Modification, then the agreement provides that (i) StayHealthy must develop the StayHealthy Modification at its sole cost and expense, (ii) StayHealthy and we will jointly own all right, title and interest in and to the StayHealthy Modification and (iii) all license fees and other revenues (net of expenses, including development costs) derived from the applications that use the StayHealthy Modification will be shared equally by StayHealthy and us. We will retain all ownership rights in and to the MotionTrack software; provided, however, that we must permit the MotionTrack software to be licensed with the StayHealthy Modification for so long as the applications using the StayHealthy Modification are licensed to third parties.

In consideration for the license and for the other undertakings by us under the agreement, StayHealthy is obligated to pay us (i) a per Unit fee equal to a percentage of our actual manufacturing costs based on the number of Core:Tx Units covered by each purchase order as set forth below and (ii) a fee equal to 50% of all gross revenues related to use of the Core:Tx Units within the Kiosks. We anticipate that the revenues related to the Core:Tx Units will derive primarily from advertising and promotional materials targeted to Core:Tx Unit users as well as certain license fee arrangements. However, our ability to derive revenues from this agreement will be largely dependent on the ability of StayHealthy to sell advertising and promotions targeted to individuals using the Core:Tx Units within the Kiosks.

For each Kiosk equipped with a Core:Tx Unit, StayHealthy will pay us a per Unit fee equal to a percentage of our actual manufacturing costs based on the number of Units covered by the purchase order.  The agreement had a term of three years commencing February 1, 2007.  The parties agreed to terminate the agreement in March 2008.

INTERACTIVE METRONOME SALES AND MARKETING AGREEMENT

In March 2007, we entered into a Sales and Marketing Agreement with Interactive Metronome, Inc. (“Interactive Metronome”). Interactive Metronome markets its Interactive Metronome(R) therapy product (“IM”) to the health care industry for patients who suffer from neurological and motor impairments such as traumatic brain injury, Parkinson’s Disease, amputation, multiple sclerosis and balance disorders. Pursuant to the agreement, Interactive Metronome will market our “Pro Products” and the Stroke Survivor (Home) Products, which use our proprietary Core:Tx technology for measuring a person’s range of motion (the “Products”).

Pursuant to the agreement, Interactive Metronome has been appointed the exclusive distributor of the Products with respect to the United States and Canada (the “Territory”) for the following markets:

•
NEUROLOGICAL REHABILITATION MARKET. Facilities that provide neurological and motor therapy to adults who have suffered stroke, brain injury and other neuro-muscular disorders provided that sales efforts are directed to Interactive Metronome’s contacts in the areas of the rehabilitation facilities that treat the individuals referenced above regardless of whether they are Interactive Metronome customers.

•
PEDIATRIC AND DEVELOPMENTAL MARKET. Clinics and hospitals that currently offer the IM for individuals, typically children, diagnosed with cognitive and motor discrepancies such as Autism Spectrum  Disorders, sensory integration disorders and a range of speech and language disabilities, provided that sales efforts are directed to Interactive Metronome’s contacts in the areas of the clinics and hospitals that treat the individuals referenced above; and

•	SPECIALISTS. Physical therapists, occupational therapists and speech therapists who enroll and participate in IM’s Certification or CEU programs.

Pursuant to the agreement, Interactive Metronome has been appointed a non-exclusive distributor for the Products with respect to all other markets within the Territory; provided however, if we appoint an exclusive distributor for any or all such markets during the term of the agreement, Interactive Metronome is obligated to respect that exclusivity.

The parties are required to agree upon suggested retail selling prices for the Products. The purchase price to be paid by Interactive Metronome for the Products is a percentage of the suggested retail selling price for Products.

The agreement has an initial term of one year. During the first year, the agreement may be terminated by us immediately upon Interactive Metronome’s material breach of the agreement or Interactive Metronome’s inability to perform its obligations for financial reasons or otherwise. After the first year, the agreement may be terminated for any reason or for no reason by either party upon 30 days advance written notice.

During the term of the agreement and for a period of two years after termination of the agreement, Interactive Metronome may not, without our prior written consent, in any manner, directly or indirectly contact or solicit the trade or patronage of any of our customers for itself or any other person or entity with respect to any products that are designed for or may be used to measure a person’s range of motion, or solicit, induce or attempt to induce any or our employees to leave our employ to become connected in any way with, or employ or utilize any such employee in, any other business engaged in the sale or distribution of products similar to our Products.

RESEARCH AND DEVELOPMENT

Development of Core:Tx PT began with a need to create a versatile platform technology (MotionTrack) that would carry us beyond the clinical market, and an evaluation of SportsRAC sales objections experienced by our sales partners.(SportsRAC is our flagship system for precise evaluation and exercise of neuromuscular reeducation.) Based on the voice of the customer, we developed a concept for a product that built upon the benefits of SportsRAC while also avoiding those identified objections. We mocked-up our concept and created illustrations of our vision for the finished product. Armed with these tools, we interviewed several representative potential customers, including clinicians, coaches, trainers, athletes, and parents of young athletes. We also engaged researchers from Colorado State University as an objective third party to verify our basic market research.

Based on feedback from these sources, functional prototypes were built. Using these Core:Tx prototypes, we demonstrated to and interviewed representative potential customers. We also placed a Core:Tx prototype with a physical therapist at the Santa Monica Orthopedic and Sports Medicine Research Foundation, a prestigious clinic engaged in knee injury prevention research and clinical practice. After further refinement, we specified and built pre-production samples--functional and aesthetic prototypes based on a design ready for manufacturing. Beta testing of these samples in clinics began in July 2004. Initial manufacturing began in December 2004, with product launch following in January 2005.

Future product development is following much the same process. In addition to understanding SportsRAC and Core:Tx sales objections, we have conducted - and will continue to conduct - quantitative and qualitative market research initiatives that use industry standard methodologies. This research will help us understand the voice of the customer, which will be a key force in identifying market needs and delivering product benefits.

We ceased selling our SportsRAC systems in 2005, since the SportsRAC device did not reach as wide of a market as we expected. The design and size of the device made it difficult to sell since the unit was a large apparatus with various attachments, as well as a computer stand which interfaced with a laptop. The product was discontinued in order to create a demand for our new product, Core:Tx. The main difference between SportsRAC and Core:Tx is the size of the device and the functionality with the computer. Core:Tx is smaller and streamlined and is also wireless, enabling a user to wear the device on any extremity with human motion data being sent wirelessly to the computer.  SportsRAC was less versatile and required users to place their arm or leg into apiece of equipment, with the motion data being sent via a hard-wired connection to the computer.

We commissioned a market research effort in May 2005 with respect to a potential training focused product called Annapurna and determined not to proceed with Annapurna as a product at this time.

MANUFACTURE OF PRODUCTS

Our Core:Tx products are manufactured by a Colorado based company. We entered into a non-exclusive manufacturing contract with this company in November 2006.  The manufacturing price paid by us to the manufacturer is dependent on the number of products ordered in production runs of 100, 250 or 500 units. Products are manufactured within approximately six to eight weeks after an order is placed by us. The manufacturing contract expired December 30, 2007.  We do not have any other contracts with this manufacturer. This manufacturer is an ISO 9001:2000 certified and FDA registered contract manufacturing and services company. We are not dependent on this manufacturer and may in the future have our products by another manufacturer.

Our inventory consisting of units and their accessories is currently stored at our headquarters in Trenton, New Jersey. The inventory will continue to be stored in house until we reach our maximum capacity.

PROPRIETARY TECHNOLOGY

THE CORE:TX. Core:Tx is a patent-pending wireless system built on our innovative MotionTrack platform. It combines hardware and software operating on a personal computer (PC). Its key hardware is a small soap bar-sized device that can be attached anywhere on a user’s body with adjustable straps. This device, based on MotionTrack technology, uses a gyroscope to sense the user’s limb motion relative to the user’s joint and continuously transmits that information wirelessly to the PC software. The software provides motivating and informational feedback to the user utilizing an entertaining and game-like interface. At the end of each session, the user is provided with a score. The system is particularly aimed at aiding neuromuscular reeducation while strengthening muscles throughout an adjustable range of motion. Core:Tx is a versatile tool that is compatible with and enhances existing rehabilitative, preventative, and strengthening protocols and equipment.

THE MOTIONTRACK PLATFORM. MotionTrack technology is the platform technology designed to leverage the unique features of our proprietary software and algorithms. MotionTrack combines these algorithms with wireless inertial sensor technology to capture and output human motion data creating a broad spectrum of potential applications.

INTELLECTUAL PROPERTY

Our Core:Tx system, which uses MotionTrack technology, utilizes patent-pending innovative hardware and software products designed to leverage the unique features of our proprietary algorithms. In an effort to protect the market for the Core:Tx system and MotionTrack technology, we have filed three patent applications covering various features of these technologies. These patent applications cover, among other concepts, the idea of using wireless inertial sensor technology to monitor user movement, process information about that movement and provide feedback to the user in order to enhance exercise and rehabilitation. Although we generally seek patent protection when possible, we do not consider patent protection to be our only competitive advantage in the marketplace for our products.

Patents based on these patent applications may not be granted, however, and even if granted, such patents may not effectively protect us from competitive products or otherwise give us a competitive advantage. Further, it is possible that our patent applications or any patents granted could become the subject of interference proceedings that result in the loss of the associated patent rights or that any patents granted could be circumvented or invalidated. In addition, our non-patented proprietary technology and information or substantially equivalent technology or information may become known to, or be independently developed by, our competitors, or our proprietary rights in intellectual property may be challenged. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We own the registered trademark Core:Tx in the U.S. and have filed an application to register the trademark in Canada. We have also filed applications to register the MotionTrack trademark with the USPTO and in Canada.

COMPETITION

Our industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. We believe that we compete based upon the effectiveness of our products and upon price. We minimize our product prices by minimizing our expenses. We intend to operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing, and production functions.

The products described below constitute the closest known competitors to our Core:Tx product. Management believes, however, that these products do not provide the innovation or benefits offered by the Core:Tx system.

Flex Monitor is sold by CDM Sport. Flex Monitor senses a patient’s single-plane angular motion and transmits information over a cable connection to a personal computer. It is aimed at stretching exercises, which have not historically contained what we call a “Fun Factor.” We believe a Fun Factor is essential to progressing towards consumer sales. Flex Monitor also has a “techy” PC display and hardware that looks like a prototype rather than a finished product.

Monitored Rehab Systems are also sold by CDM Sport. The systems available are Functional Squat, Back Extension, Leg Extension, and Cable Column equipment. They are weight machines integrated with sensors and PCs that provide a game-like interface for NMR, strengthening exercises and evaluation. They are very expensive (the Functional Squat system retails for about $17,000). They are not portable or wireless. And in spite of their user interface complexity, they are not versatile--for example, the Leg Extension machine is for leg extensions only.

Balance System is made and sold by Biodex Medical Systems. It “evaluates neuromuscular control by quantifying the ability to maintain dynamic postural stability on an unstable surface.” It is neither versatile nor portable.

Mentor is made by Kinetic Muscles Inc. It is Kinetic Muscles’ first device and is aimed at hand rehabilitation for stroke patients and similar users. Mentor is an active range of motion device that engages a pneumatic actuator at the patient’s maximum self extension, thereafter assisting the patient’s motion to full extension. Described as a “very rigorous regimen”, the Mentor does not appear to have a Fun Factor. It is quite clinical in appearance, lacks versatility, and is not wireless.

GOVERNMENT REGULATION

Our products and operations are subject to regulation by the Food and Drug Administration, or FDA, and state authorities. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended and indicated uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes--Class I, Class II or Class III--depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the type of premarketing submission and application process required for FDA clearance to market the device. Class I includes devices with the lowest risk to the patient (and subject to the least regulatory control),while Class III includes devices with the greatest risk to the patient (and strictest regulatory control).

Our currently marketed products are Class I medical devices. Class I devices are low-risk devices subject to the least regulatory control. In general, a company can market a Class I device as long as it adheres to a set of guidelines called “General Controls,” which sufficiently assure the safety and effectiveness of the device. General Control are the baseline requirements of the Food, Drug and Cosmetic Act, or FD&C, that apply to all classes of medical devices and include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, establishment registration, product listing, reporting of adverse medical events and certain product malfunctions, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process, although we believe that our products do not.

The FDA may disagree with our classification of our products, change its policies, adopt additional regulations, or revise existing regulations, any of which could impact our ability to market our products.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

EMPLOYEES

We currently employ three full-time employees and one part-time employee. We contract with consultants to assist in certain areas of our operations. Additionally, we outsource key functions to control costs and keep our overhead low.  We intend to hire additional full-time employees on an as needed basis. This will depend upon our receiving additional capital funding.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease a 1,909 square foot facility located at 427 Riverview Plaza, Trenton, New Jersey. The facility lease ends in December 2012. The base monthly rent under the lease is $3,989. While our current space accommodates our current operations and business activities, it is expected that expansion of the business will eventually necessitate a move to a larger facility.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any litigation or other judicial or arbitration proceeding and are not aware of any threatened litigation or judicial or arbitration proceeding that we believe will have a material adverse affect on our business or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is not currently traded on any public market.  In October 2007, a NASD member firm filed a Form 211 Application with the NASD pursuant to SEC Rule 15c 2-11 on behalf of the Company for the purpose of obtaining an OTC Bulletin Board listing of the Company’s Common Stock. The NASD responded to the October filing with a request for additional information. The Company has provided such additional information to the NASD.  In April 2008 the NASD requested further additional information.  The Company is in the process of responding to such request.

HOLDERS

As of March 1, 2008, there were 271 holders of record of our common stock.

DIVIDENDS

We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLAN

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)

Equity compensation plans approved by security holders	Options Under 1999 Plan: 6,340,333		$0.25	2,659,667

	Options Under 2006 Plan: 6,027,000		$0.26	5,973,000
Equity compensation plans not approved by security holders	Warrants:	686,375 200,000 162,761 1,053,388 336,000 87,500 47,850 4,000,000 250,000 200,002 18,667	$0.25 $0.25 $0.25 $0.25 $0.25 $0.25 $0.25 $0.25 $0.50 $0.30 $0.33
Total:	7,042,543		$0.26	8,632,667

STOCK INCENTIVE PLANS

GENERAL. The Company’s Board of Directors adopted, and the Company’s stockholders approved a 1999 Stock Incentive Plan as amended (the “1999 Plan”). The maximum aggregate number of shares of common stock that may be awarded to individuals under the 1999 Plan is 9,000,000 shares. The 1999 Plan terminates in 2009. The Company’s Board of Directors adopted a 2006 Stock Incentive Plan, as amended (the “2006 Plan”). The maximum aggregate number of shares of common stock that may be awarded to individuals under the 2006 Plan is 12,000,000 shares. The 2006 Plan terminates in 2016. The 1999 Plan and the 2006 Plan are together referred to as the Plan.

The purpose of the Plan is:

o	To provide a means whereby key individuals may sustain a sense of proprietorship and personal involvement in the Company’s continued development and financial success of the Company; and

o	To encourage key individuals to remain with and devote their best efforts to the business of the Company, thereby advancing its interests and the interests of its stockholders.

Under the Plan, directors, officers, employees, consultants, and advisors are eligible to acquire common stock or otherwise participate in the Company’s financial success.

Any shares that remain unissued at the termination of the Plan will cease to be subject to the Plan. Until termination of the Plan, the Company will reserve sufficient shares to meet the requirements of the Plan.

The Compensation Committee of the Board of Directors administers the Plan. The Compensation Committee selects the individuals to whom awards will be made and establishes the amount of the award for each individual.

STOCK OPTIONS. Options granted under the Plan may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options which are not incentive stock options. Whether or not options will be granted, the number of shares subject to each option granted, the prices at which options may be exercised (which may not be less than the fair market value of shares of the common stock on the date of grant), whether an option will be an incentive stock option or a non-incentive stock option, the time or times and the extent to which options may be exercised, and all other terms and conditions of the options are determined by the Compensation Committee.

Each incentive stock option terminates no later than 10 years after the date of grant, except with respect to incentive stock options granted to 10% stockholders. The exercise price at which shares of common stock may be purchased may not be less than the fair market value of shares of the common stock at the time the option is granted, except with respect to incentive stock options granted to 10% stockholders. The exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all shares of the stock of the Company may not be less than 110% of the fair market value of the shares of common stock on the date the incentive stock option is granted. The term of an incentive stock option granted to a 10% stockholder may not exceed five years from the date of grant.

The exercise price at which shares of common stock may be purchased must be paid in any one or a combination of cash, shares already owned, or plan awards which the optionee has an immediate right to exercise.

Under the 1999 Plan as of December 31, 2007 the Company had outstanding options to purchase 6,340,333 shares of common stock at an exercise price of $0.25 per share.

Under the 2006 Plan as of December 31, 2007 the Company had outstanding options to purchase 6,027,000 shares of common stock at exercise prices ranging from $0.25 to $0.30 per share.

WARRANTS

Warrants issued under equity compensation plans, which were outstanding as of December 31, 2007, include the following.

FIRST ALLIED. First Allied Securities, Inc., an unaffiliated registered broker-dealer, served as placement agent for us in our private placements of our securities. As partial consideration for services rendered as placement agent in these placements, we paid First Allied a fee of warrants consisting of the following. As described below, First Allied transferred a portion of the warrants to brokers of First Allied or entities controlled by such brokers.

•
Warrants to purchase up to 686,375 shares of common stock were issued to First Allied in connection with a private placement which closed in August 2001. Of such warrants, 103,275 are currently held by First Allied and 583,100 are held by six transferees. In July 2002, these transferees received as compensation warrants originally issued to First Allied. These warrants may be exercised at $0.25 per share and expire on December 31, 2010.

•
Warrants to purchase up to 200,000 shares of common stock were issued pursuant to warrants issued to First Allied in connection with a consulting agreement. Of such warrants, 30,000 are currently held by First Allied and 170,000 are held by the Company and six transferees. In February 2002, these transferees received as compensation warrants originally issued to First Allied. The warrants may be exercised at $0.25 per share and have no expiration date.

•
Warrants to purchase up to 162,731 shares of common stock were issued to First Allied for services rendered in connection with the solicitation of the conversion of certain loans in September 2001. Of such warrants, 24,441 are held by First Allied and 138,320 are held by six transferees. In July 2002 these transferees received as compensation warrants originally issued to First Allied. The warrants may be exercised at $0.25 per share and have no expiration date.

•
Warrants to purchase up to 61,964 units were issued to First Allied in connection with a private placement which closed from October 2001 to February 2002. First Allied currently holds warrants to purchase an aggregate of 9,334 units and 52,630 are held by six transferees. Each unit consists of 8.5 shares of common stock and warrants to purchase an additional 8.5 shares of common stock. Each unit warrant may be exercised at $2.125 per unit. Each unit warrant expires on December 31, 2010. If the unit warrant is exercised, the warrant to purchase an additional 8.5 shares of common stock may be exercised at $0.25 per share within three years after the warrant is issued. Of the total number of warrants, 158,678 are held by First Allied and 894,710 are held by transferees. In July 2002, these transferees received as compensation warrants originally issued to First Allied.

NORTH COAST. North Coast Securities Corporation, an unaffiliated registered broker-dealer, served as placement agent for us in our private placements of our securities. As partial consideration for services rendered as placement agent in these placements, we paid North Coast a fee of warrants consisting of the following. As described below, North Coast transferred a portion of the warrants to brokers of North Coast or entities controlled by such brokers.

•
Warrants to purchase up to 336,000 shares of common stock were issued to North Coast in connection with a private placement which closed from December 2003 to July 2004. All of these warrants are held by transferees. These warrants may be exercised at $0.25 per share and expire on December 31, 2010.

•
Warrants to purchase up to 87,500 shares of common stock were issued to North Coast in connection with a private placement which closed from March 2005 to May 2005.  All of these warrants are held by transferees. These warrants may be exercised at $0.25 per share and expire on December 31, 2010.

•
Warrants to purchase up to 47,850 shares of common stock were issued to North Coast in connection with a private placement which closed from August 2005 to January 2006. All of these warrants are held by transferees. These warrants may be exercised at $0.25 per share and expire on January 11, 2013.

•
Warrants to purchase up to 4,000,000 shares of common stock were issued to North Coast under a financial advisory agreement dated July 1, 2006. All of these warrants are held by transferees. These warrants may be exercised at $0.25 per share and expire on July 1, 2011.

•
Warrants to purchase up to 18,667 shares of common stock were issued to North Coast in connection with a private placement which closed in November 2007. All of these warrants are held by transferees. These warrants may be exercised at $0.33 per share and expire in November 2012.

DAWSON JAMES. Dawson James Securities, Inc., an unaffiliated registered broker-dealer, served as placement agent for us in our private placements of our securities. As partial consideration for services rendered as placement agent in these placements, we paid Dawson James a fee of warrants consisting of the following. As described below, Dawson James transferred a portion of the warrants to brokers of Dawson James or entities controlled by such brokers.

•
Warrants to purchase up to 250,000 shares of common stock were issued to Dawson James under a financial advisory agreement dated July 5, 2007. Of such warrants, 62,000 are held by Dawson James and 188,000 are held by transferees. These warrants may be exercised at $0.50 per share and expire on August 15, 2012.

•
Warrants to purchase up to 200,002 shares of common stock were issued to Dawson James in connection with a private placement which closed from August to November 2007. Of such warrants, 50,000 are currently held by Dawson James and 150,002 are held by transferees. These warrants may be exercised at $0.30 per share and expire from August to November 2012.

SECURITIES ISSUED DURING QUARTER ENDED DECEMBER 31, 2007

On October 18, 2007, November 5, 2007 and November 26, 2007, the Company sold $266,300, $36,000 and $20,000, respectively, of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  This issuance was exempt from registration requirements pursuant to Regulation D.

Dawson James served as placement agent for us in the private placement of the 2007 F Units sold on October 18, 2007.  As partial consideration for services rendered as placement agent the Company issued to Dawson James five years warrants on October 18, 2007 to purchase up to 88,767 shares of Company common stock at $0.30 per share, having an expiration date of October 18, 2012. The issuances of these warrants were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

North Coast Securities Corporation served as placement agent for us in the private placement of the 2007 F Units sold on November 5, 2007 and November 26, 2007.  As partial consideration for services rendered as placement agent the Company issued to North Coast on November 5, 2007 and on November 26, 2007 five years warrants to purchase up to 12,000 shares of Company common stock at $0.30 per share, having an expiration date of November 5, 2012. The issuances of these warrants were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On October 4, 2007, we issued 459,803 shares to one accredited investor upon conversion of $100,000 in principal plus interest on 2003 Notes at $0.25 per share.  This issuance was exempt from registration requirements pursuant to Regulation D.

On October 17, 2007, we issued 32,000 shares to one accredited investor upon conversion of $8,000 in principal plus interest on 2003 Notes at $0.25 per share.  This issuance was exempt from registration requirements pursuant to Regulation D.

On November 20, 2007, we issued five year warrants to purchase up to 312,500 shares and 250,000 shares of Company common stock at $0.50 and $0.10 per share, respectively, to one accredited investor in connection with the extension of the maturity date of the 2006D Notes to November 1, 2008. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Form 10-KSB.

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

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

REVENUES during the year ended in 2007 of $5,309 decreased by $31, or 1%, from $5,278 in 2006. During 2006 the company received rental income of $2,629 under the SportsRAC product, a system designed to aid shoulder, forearm, and knee injury rehabilitation, which was discontinued during the first quarter of 2005, but the Company continued to receive rental payments under existing contracts throughout 2005 and during the first two quarters of 2006.  In 2007 Management completed the Core: TX PT enhancements and re-commenced selling activities in the forth quarter of 2007.

During the years ended December 31, 2007 and 2006, the Company sold approximately 7 Core:TX units and 10 Core:TX units, respectively.

COST OF GOODS SOLD in 2007 of $1,433 increased by $918, or 178%, from $515 in 2006. During management’s transition in 2006, the Company moved primary locations from Colorado to New Jersey. During this process, management was unable to account for products that the previous management team provided to potential sales distribution channels as demonstration products (the costs of which were expensed). Products sold during 2006 were assembled from pieces of recovered demo units. Accordingly, the cost of goods sold for 2006 is significantly lower than it would be had the units sold been manufactured under normal circumstances.

RESEARCH AND DEVELOPMENT EXPENSES during the year ended December 31, 2007 of $87,509 decreased by $4,161, or 5%, from $91,670 in 2006. The decrease in research and development expenses is primarily attributable to management’s move from salaried employees to outside contractors.  Research and development salaries during the years 2007 and 2006 were $6,720 and $61,819, respectively and corresponding payroll related expenses during the years 2007 and 2006 were $605 and $6,958, respectively.  Management engaged outside contractors for research and development needs during the years 2007 and 2006 in the amounts of $70,800 and $18,000, respectively. This decrease was offset by an increase in travel expenses in the amount $4,800.

GENERAL AND ADMINISTRATIVE EXPENSES during the year ended December 31, 2007 of $3,000,329 increased by $931,061, or 45%, from $2,069,268 in 2006. The increase is primarily attributable to an increase in consulting, legal and outside services of approximately $705,900 and increase in accounting fees of approximately $135,000 relating to Management’s efforts to raise capital, and the registration of the Company with the Securities Exchange Commission. Approximately $334,000 of the increase in legal fees were related to deferred offering costs capitalized in 2006 relating to the SEDA and subsequently expensed in 2007. This increase is partially attributable to the adoption of FASB 123(R) which requires stock based payments to be valued at fair market and recorded in operations. The Company had an increase of approximately $172,000 in compensation expense in the form of stock options during 2007 as compared to 2006. These increases were primarily offset by a decrease in administrative payroll and related expenses by approximately $96,000 in 2007 as compared to 2006.

SALES AND MARKETING EXPENSES during the year ended December 31, 2007 of $199,228 increased by $60,695, or 44%, from $138,533 in 2006. The increase is primarily attributable to an increase of approximately $92,000 in marketing consulting and website redesign expenses, and an increase of approximately $8,000 in trade shows expenses as compared to 2006. These increases were offset by a decrease in market research expenses of approximately $17,000, and a decrease of approximately $12,500 in advertising publications and marketing supplies as compared to 2006. The Company also conserved approximately $9,500 on sales payroll and related expenses in 2007 as compared to 2006.

AMORTIZATION during the year ended December 31, 2007 of $429,450 decreased by $183,733, or 30%, from $613,183 during 2006. The decrease is primarily attributable to amortization expense on the debt issuance costs that were fully amortized at December 31, 2006 and were associated with private placement offerings which occurred during the fourth quarter 2005 along with the year 2006.

INTEREST EXPENSE, NET OF INTEREST INCOME AND INTEREST EXPENSE RELATED TO CONVERSION FEATURE during the year ended December 31, 2007 of $2,495,853 decreased by $388,259 or 13%, from $2,884,112 during 2006. The decrease is primarily attributable to a decrease in the debt discount on the conversion feature and warrant liabilities embedded in the 2005 Bridge Loans in the amount of $1,143,352, offset by an increase in the debt discount on the conversion feature and warrant liabilities embedded in the 2007 private placement offerings in the amount of $572,178, an increase in the debt discount on the conversion feature and warrant liabilities embedded in the 2006 private placement offerings in the amount of $88,020, and an increase in the debt discount on the conversion feature and warrant liabilities embedded in the 2003/2004 private placement offerings in the amount of $81,121.

GAIN ON CONVERSION LIABILITY during the year ended December 31, 2007 of $771,530 increased by $308,048 from $463,482 during 2006. The increase is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.

NET LOSS TO COMMON SHAREHOLDERS was $(5,439,509) or $(0.11) per share for 2007 as compared to a net loss of $(5,329,297) or $(0.13) per share for 2006. The increase in net loss is primarily attributable to an increase in general and administrative expenses relating to consulting, legal and outside services  and compensation expense in the form of stock options as described above. The increases were offset by a decrease in  interest expense and amortization expense associated with the Company’s convertible debt outstanding, a decrease in administrative salaries and an increase in the gain on the conversion liability as described above.

ACCUMULATED DEFICIT. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of December 31, 2007 our accumulated deficit was $(25,840,499).

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2007, cash and cash equivalents were $36,559. Total liabilities at December 31, 2007 were $10,776,681 consisting of current liabilities in the aggregate amount of $8,581,925 and long-term liabilities in the amount $2,194,756. At December 31, 2007, assets included $116,732 in prepaid expenses, $26,866 in inventory, $4,720 in Accounts Receivable, $8,572 in furniture and equipment, net of depreciation; $297,591 in debt issuance costs, net of amortization, and other assets of $4,802. As of December 31, 2007, our working capital deficit was $(8,398,048) as compared to $(3,587,985) at December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at December 31, 2007 was as follows:

December 31, 2007
Short-term note	$50,000
Short-term bridge loans	2,810,078
Convertible notes	3,784,000

For more detailed information on long-term liabilities, see Note 4 to our financial statements for the year ended December 31, 2007 contained herein.

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

The Company used the proceeds from the 2005, 2006 and 2007 private placement offerings to fund continued research and development of the Core:Tx Stroke and Core:Tx for Professionals products. The Company used approximately $622,000 on the continued development of the products. The Company also used approximately $554,000 on selling and marketing campaigns. The remaining proceeds from the issuances have been used to fund the Company’s general operating costs and a portion of the expenses associated with the registration of the Company as a reporting company under the Securities Exchange Act of 1934. The Company has incurred approximately $1,310,000 of professional fees in conjunction with the SEC registration. At December 31, 2007, $540,624 of these fees are unpaid and included in Accounts Payable.

Currently, the Company is burning approximately $85,000 per month on recurring expenses. Of the $85,000 monthly burn rate, 75% is comprised of general and administrative costs,  20% is comprised of sales and marketing and 5% is comprised of continued product refinement and support costs.

The following is a general description of our most recent financing transactions. See also the Notes to Financial Statements included with this Report.

Private Placements

2003 - 2004 OFFERING. From December 2003 to July 2004, we sold $4,900,000 of equity units (the “2003 - 2004 Units”) in a private placement including $3,976,000 for cash and $924,000 for the exchange of outstanding debt. Of such 2003 - 2004 Units, we issued $2,029,000 ($1,108,000 for cash and $921,000 for the exchange of outstanding debt) during the year ended December 31, 2003 and $2,871,000 for cash during the year ended December 31, 2004.

Each 2003 - 2004 Unit, with a purchase price of $1,000 per unit consists of an 8.5% unsecured convertible note (the “8.5% Notes”) in the principal amount of $1,000 and 250 shares of our common stock. The principal balance of each 8.5% Note, along with accrued and unpaid interest, is payable on the earlier of the fifth anniversary of the issuance of the 8.5% Note or the occurrence of a Fundamental Change (as defined below).

The holder of each 8.5% Note may elect to convert the principal balance of the 8.5% Note into shares of our common stock at any time. The 8.5% Notes were originally convertible at a price equal to $2.00, subject to an anti-dilution adjustment (the “Conversion Price”). Upon the issuance of 2,000,000 compensation shares to YA Global and 40,000 shares to Yorkville Advisors at a purchase price of $0.25 per share pursuant to the standby equity distribution agreement described below, the Conversion Price of the 8.5% Notes was reduced to $0.25 per share as an anti-dilution adjustment. Each 8.5% Note bears interest at 8.5% per annum payable annually, at our option, in cash, or common stock (at the Conversion Price), or a combination of cash and common stock. As of December 31, 2007, $3,784,000 in principal of 8.5% Notes were outstanding.

2005 OFFERING A. From March 2005 to May 2005, we sold $750,000 of unsecured convertible notes (the “10% A Notes”) in a private placement. The principal balance of each 10% A Note, along with accrued and unpaid interest, is payable on the earlier of the first anniversary of the issuance of the 10% A Note or the occurrence of a Fundamental Change.

The principal balance of the 10% A Notes was convertible into shares of our common stock on or after August 5, 2005, at a price equal to 80% of the price of common stock in the next equity offering conducted by us which closed by December 11, 2005 or, if no such offering occurred by December 11, 2005, at the rate of one share per $2.00 converted, subject to adjustment (the “Conversion Price”). We conducted an equity offering prior to December 11, 2005 of equity units including 10% B Notes described below in “2005 Offering B”. Accordingly, the Conversion Price of the 10% A Notes was 80% of the price of the 10% B Notes. Upon the issuance of 2,000,000 compensation shares to YA Global and 40,000 shares to Newbridge Securities Corporation at a purchase price of $0.25 per share pursuant to the standby equity distribution agreement described below, the Conversion Price of the 10% B Notes issued in the 2005 Offering B was set at $0.20 per share and the Conversion Price of the 10% A Notes was set at $0.16 per share. Each 10% A Note had an interest rate of 10% per annum payable at maturity in arrears, at our option, in cash, or common stock (at the Conversion Price), or a combination of cash and common stock. As of June 30, 2006, all of the 10% A Notes and accrued interest were converted by the holders of such notes into an aggregate of 5,156,250 shares of our common stock.

2005 OFFERING B. From August 2005 to January 2006, we sold $957,000 of equity units (the “2005 B Units”) in a private placement. Of such 2005 B Units, we issued $852,000 in 2005 and $105,000 in 2006. Each 2005 B Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “10% B Notes”) in the principal amount of $1,000 and 2,000 warrants to purchase our common stock. The principal balance of each 10% B Note, along with accrued and unpaid interest, is payable on the earlier of the first anniversary of the issuance of the 10% B Note or the occurrence of a Fundamental Change.

The principal balance of the 10% B Notes was convertible into shares of our common stock on or after January 26, 2006, at a price equal to 80% of the price of common stock in the next equity offering conducted by us which closed by May 5, 2006 or, if no such offering occurred prior to May 5, 2006, at the rate of one share per $2.00 converted, subject to adjustment (the “Conversion Price”). We conducted an equity offering of shares to YA Global in January 2006 in connection with the execution of the standby equity distribution agreement. Upon the issuance of the standby equity distribution agreement compensation shares, the Conversion Price of the 10% B Notes was set at $0.20 per share. Each 10% B Note had an interest rate of 10% per annum payable at maturity in arrears, at our option, in cash, or common stock (at the Conversion Price), or a combination of cash and common stock. As of December 28, 2006, all of the 10% B Notes and accrued interest were converted by the holders of such notes into an aggregate of 5,263,500 shares of our common stock.

Each 2005 B Unit included a Warrant to purchase two shares of common stock for every $1 invested. The Warrants included in the 2005 B Units are exercisable commencing upon the first anniversary of the date of the issuance of the 10% B Note, and for a period of six years thereafter. The Warrants had an exercise price equal to the lesser of $2.20 per share or 110% of the Conversion Rate of the 10% B Note subject to adjustment for anti-dilution purposes. As of January 26, 2006, the Warrant Exercise Price was $.25.

Provisions Applicable to the Notes Issued in the 2003 - 2004 Offering, the 2005 Offering A and 2005 Offering B (each, a “Convertible Note”).

A Fundamental Change is defined as (i) a sale or transfer of all or substantially all of our assets in any transaction or series of transactions (other than sales in the ordinary course of business); (ii) a merger or consolidation in which we are not the survivor; or (iii) the sale or exchange of all or substantially all of our outstanding shares of the common stock (including by way of merger, consolidation, or other business combination); or (iv) the consummation by us of a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of our common stock under the Securities Act of 1933, as amended, with minimum gross proceeds to us of $7,500,000.

We may prepay all or a portion of any Convertible Note at any time without premium or penalty. Any prepayment must be accompanied by payment of any interest, which payment of interest may be in cash, common stock, or a combination of cash and common stock.

We may not grant a security interest in, pledge, or mortgage any of our assets except we may grant or incur liens, security interests, pledges, mortgages, and other encumbrances, voluntary or involuntary, covering our assets so long as the loans, borrowings, or other obligations secured thereby do not exceed $500,000 in the aggregate.

Pursuant to the terms of the Convertible Note, before we may amend our Certificate of Incorporation (other than a certificate setting forth designations and preferences with respect to any Preferred Stock) or Bylaws or may merge or consolidate with any other company and following such merger or consolidation we will be the survivor, must give notice of such action to each holder of a Convertible Note. The notice must contain a summary of the action to be taken, the date on which the action will be taken (the “Effective Date”), which will not be sooner than 30 days following the date the notice is given, a statement that the proposed action will be taken unless there is a Convertible Note Veto), the United States address where a Convertible Note Veto must be sent, and such other information as we deem appropriate. If, prior to the Effective Date, we receive a Convertible Note Veto, we may not take the action described in the notice. A Convertible Note Veto shall be deemed to occur if, prior to the Effective Date of the action, we receive in writing an objection to the action from holders of Eligible Convertible Notes representing 66-2/3% of the principal of all Eligible Convertible Notes then outstanding. Eligible Convertible Notes are the Convertible Notes issued by us once a minimum of $450,000 in principal of Convertible Notes was sold in the Offering, other than Convertible Notes held by any officer or director of Performance Health or any person or entity whom an officer or director of Performance Health possesses, directly or indirectly, the power to direct, or cause the direction of, the management or policy of the person or entity, whether through the ownership of voting securities, by contract, or otherwise.

In the Convertible Notes, we granted to each holder of a Convertible Note the right to purchase a pro rata portion of any Preferred Stock issued by us at any time while any portion of the principal of the Convertible Note is outstanding.

MARCH 2006 NOTES. On March 10, 2006, we sold $50,000 of convertible notes (the “15% March 2006 Notes”) in a private placement. The principal balance of the 15% March 2006 Notes, along with accrued and unpaid interest at 15% per annum, was payable on the earlier of September 10, 2006 and the closing of a debt or equity financing having net proceeds of at least $250,000. We repaid the 15% March 2006 Notes in May 2006.

APRIL 2006 UNITS. On April 4, 2006, we sold $50,000 of equity units (the “April 2006 Units”) in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consisting of a 15% convertible note (the “15% April 2006 Notes”) in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note was extended to June 30, 2007, and subsequently to November 1, 2007 and May 1, 2008 at which time the principal balance of the 15% April 2006 Notes, along with accrued and unpaid interest, is payable.  The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the “Conversion Rate”). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). As of December 31, 2007, there were $50,000 in principal of 15% April 2006 Notes outstanding.

The investor received a warrant to purchase a total of 150,000 shares of common stock having an exercise price of $0.30 per share. The warrants are exercisable for a period of five years from the date of issuance.

2006 OFFERING A. On May 15, 2006, we sold $250,000 of equity units (the “2006 A Units”) in a private placement. Each 2006 A Unit, with a purchase price of $1,000 per unit consisting of a 10% convertible note (the “2006 A Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The original maturity date of the 2006 A Notes was extended to June 30, 2007, and subsequently extended to November 1, 2007  and subsequently extended to May 1, 2008, at which time the principal balance of each 2006 A Note, along with accrued and unpaid interest, is payable. The holder of each 2006 A Note may elect to convert the principal balance of the 2006 A Note into shares of our common stock at a price equal to the lower of (i) $0.30 or (ii) 70% of the average closing bid price of our common stock for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder as reported by the exchange on which our stock is trading (the “Conversion Rate”). Each 2006 A Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate).  As of December 31, 2007, there were $250,000 in principal of 2006 A Notes outstanding.

Each investor participating in the offering received a warrant to purchase 6,000 shares of our common stock for every $1,000 invested. The exercise price of the warrants is $.50 per share. The warrants are exercisable for a period of five years from the date of issuance.

2006 OFFERING B. On May 24, 2006, we sold $250,000 of equity units (the “2006 B Units”) in a private placement. Each 2006 B Unit, with a purchase price of $1,000 per unit consisting of a 10% convertible note (the “2006 B Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The original maturity date of the 2006 B Notes was extended to June 30, 2007 and subsequently extended to November 1, 2007 and subsequently extended to May 1, 2008, at which time the principal balance of each 2006 B Note, along with accrued and unpaid interest, is payable. The holder of each 2006 B Note may elect to convert the principal balance of the 2006 B Note into shares of our common stock at a price equal to the lesser of (i) $0.50 or (ii) 70% of the average closing bid price of our common stock for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder as reported by the exchange on which our stock is trading (the “Conversion Rate”). Each 2006 B Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate).   As of December 31, 2007, there were $250,000 in principal of 2006 B Notes outstanding.

Each investor participating in the offering received a warrant to purchase 6,000 shares of common stock for every $1,000 invested. The exercise price of 3,000 of the warrants is $.50 per share and the exercise price for 3000 warrants is $1.00 per share. The warrants are exercisable for a period of five years from the date of issuance.

2006 OFFERING C. On June 30, 2006, we sold $250,000 of equity units (the “2006 C Units”) in a private placement. Each 2006 C Unit, with a purchase price of $1,000 per unit consisting of a 10% convertible note (the “2006 C Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The original maturity date of the 2006 C Notes was extended to June 30, 2007 and subsequently extended to November 1, 2007 and subsequently extended to May 1, 2008, at which time the principal balance of each 2006 C Note, along with accrued and unpaid interest, is payable. The holder of each 2006 C Note may elect to convert the principal balance of the 2006 C Note into shares of our common stock at a price equal to the lesser of (i) $0.60 or (ii) 70% of the average closing bid price of our common stock for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder as reported by the exchange on which our stock is trading (the “Conversion Rate”). Each 2006 C Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate).  As of December 31, 2007, there were $250,000 in principal of 2006 C Notes outstanding.

Each investor participating in the offering received a warrant to purchase 6,000 shares of our common stock for every $1,000 invested. The exercise price of 3,000 of the warrants is $.60 per share and the exercise price for 3,000 warrants is $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance.

2006 OFFERING D. On October 13, 2006, we sold $250,000 of equity units (the “2006 D Units”) in a private placement. The 2006 D Units consist of a 13% convertible note (the “2006 D Notes”) in the principal amount of $250,000 and 625,000 five year warrants to purchase our common stock at an exercise price of $.50 (the “2006 D Warrants”). As per an extension agreement entered into with the holder of the 2006 D Notes as of April 13, 2007, the principal balance of the 2006 D Notes, along with accrued and unpaid interest, was payable on July 13, 2007. We did not pay the 2006 D Notes on July 13, 2007.  Effective November 20, 2007, the maturity date of the 2006 D Notes was further extended to November 30, 2008 (“Amendment No. 2”). The holder of the 2006 D Note may elect to convert the principal balance of the 2006 D Note into shares of our common stock at a price equal to the lesser of (i) $0.50 or (ii) 70% of the average closing bid price of our common stock for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder as reported by the exchange on which our stock is trading (the “Conversion Rate”). The 2006 D Note bears interest at 13% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). The 2006 D Notes are secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. As of December 31, 2007, there were $250,000 in principal on the 13% 2006 D Notes outstanding.

The holder of the 2006 D Notes received warrants to purchase 625,000 shares of common stock on October 13, 2006, warrants to purchase 312,500 shares of common stock on April 13, 2007 with an exercise price of $0.50 per share in connection with the extension agreement. In connection with Amendment No. 2 the Company issued to the holder of the 2006 D Note 312,500 five years warrants to purchase Company common stock at an exercise price of $0.50 and 250,000 five year warrants to purchase Company common stock at an exercise price of $0.10. The warrants are exercisable for a period of five years from the date of issuance.

2006 E NOTE. On December 8, 2006, we sold $100,000 of non-convertible 15% promissory notes (the “2006 E Note”), to a lender in a private transaction. As per an extension agreement entered into with the holder of the 2006 E Note, the principal balance of the 15% 2006 E Note, along with accrued and unpaid interest, was payable July 15, 2007 or at the option of the lender upon receipt by us of $2,000,000 of financing. We paid a total of $2,500 in prepaid interest to the 2006 E Noteholder on the date of closing, representing two months worth of interest on the 2006 E Note plus a 5% origination fee of $5,000. On June 15, 2007, the holder exchanged the 2006 E Notes for the 2007 D Units described below.

2006 F NOTE. On December 14, 2006, we sold $50,000 of non-convertible 15% promissory notes (the “2006 F Note”), to a lender in a private transaction. As per an extension agreement entered into with the holder of the

2006 F Note, the principal balance of the 2006 F Note, along with accrued and unpaid interest, was payable on July 15, 2007, or at the option of the lender upon the receipt by us of $2,000,000 of financing. We paid a total of $2,500 in prepaid interest to the 2006 F Noteholder on the date of closing, representing two months worth of interest on the 2006 F Note plus a 5% origination fee of $2,500.  On June 15, 2007, the holder exchanged the 2006 F Notes for the 2007 D Units described below.

2006 G OFFERING. From December 27, 2006 to January 16, 2007, we sold $250,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note (the “2006 G Notes”) in the principal amount of $1,000, 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended to July 15, 2007 and subsequently extended to November 1, 2007 and subsequently extended to May 1, 2008. The holders of each 2006 G Note may elect to convert the principal balance of the 2006 G Notes into shares of our common stock at a price equal to the lower of (i) $0.75 or (ii) 70% of the average closing bid price of our common stock for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder as reported by the exchange on which our stock is trading, but in any event not less than $0.30 (the “Conversion Rate”). Each 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). As of December 31, 2007, there were $239,068 in principal of 2006 G Notes outstanding.

Each investor participating in the offering received a warrant to purchase 4,000 shares of common stock for every $1,000 invested. The exercise price of 2,000 of the warrants is $0.75 per share and the exercise price for 2,000 warrants is $1.50 per share. The warrants are exercisable for a period of five years from the date of issuance.

2007 A NOTES. On March 27, 2007 we sold $50,000 of non-convertible 13% promissory notes (the “2007 A Notes”) to a lender in a private transaction. The principal balance of the 13% 2007 A Notes, along with accrued and unpaid interest, was payable on September 1, 2007 and subsequently extended to November 1, 2007 and May 1, 2008. The 13% 2007 A Notes bear interest at 13% per annum payable in cash at maturity in arrears. We paid a total of $1,625 in prepaid interest to the 13% 2007 A Noteholder on the date of closing, representing three months worth of interest on the 13% 2007 A Notes plus a 5% origination fee of $2,500. As of December 31, 2007, there were $50,000 in principal of 13% 2007 A Notes outstanding.

2007 B NOTES. On March 27, 2007 we sold $150,000 of non-convertible 15% promissory notes (the “15% 2007 B Notes”) to lenders in a private transaction. The principal balance of the 15% 2007 B Notes, along with accrued and unpaid interest, is payable May 23, 2007 or at the option of the lender upon receipt by us of $2,000,000 of financing. We paid a total of $3,240 in prepaid interest to the 15% 2007 B Noteholders on the date of closing, representing two months worth of interest on the 15% 2007 B Notes plus a 5% origination fee of $7,500. On June 15, 2007, the holders exchanged the 15% 2007 B Notes for the 2007 D Units described below.

2007 C  UNITS.  On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  The 2007 C Note was extended until November 1, 2007 and subsequently extended to June 1, 2008.  The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  As of December 31, 2007, there were $300,000 in principal of the 2007 C Notes outstanding.

2007 D UNITS.  On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature on June 15, 2008 (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  We repaid amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of December 31, 2007, there were $315,000 in principal of the 2007 D Notes outstanding.

2007 E UNITS.  On June 27, 2007, we sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10% per annum and will mature June 27, 2008 (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   As of December 31, 2007, there were $250,000 in principal of the 2007 E Notes outstanding.

2007 F  UNITS.  From August to November 2007 the Company sold $656,000 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  As of December 31, 2007, there was $656,000 in principal of the 2007 F Notes outstanding.

2008 A UNITS.  In January and February 2008, the Company sold $275,000 of equity units (“2008 A Units”) in a private placement.  Each 2008 A Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 A Notes”) and 2,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2008 A Notes bear interest at 10% per annum and will mature 180 days from the date of issuance (the “Maturity Date”). The 2008 A Notes are convertible into shares of Company common stock at a price equal to 80% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.40 (the “Conversion Price”). The 2008 A Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2008 A Notes into Company common stock.  The Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice, during which time the Noteholder may convert the Notes into Company common stock (“Mandatory Redemption”).  The Mandatory Redemption Event will be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 A Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of Company common stock valued at the then applicable Conversion Price. Sixty days of pre-paid interest was paid by the Company at the time of closing along with an origination fee of 5% of the principal of the 2008 A Notes purchased. The exercise price is $1.00 for 1,000 of the Warrants and $1.50 per share for the remaining 1,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.

2008 B NOTES.  On March 26, 2008, we sold $50,000 of non-convertible 12% promissory notes (the “2008 B Notes”) to a lender in a private transaction.  The principal balance of the 2008 B Notes, along with accrued and unpaid interest is payable on the earlier of (i) April 25, 2008 and (ii) the closing by the Company on aggregate gross equity financings of $50,000.  Interest is payable at the rate of 12% per annum from the issuance date to maturity, however, the Company shall pay a total of $2,500 in interest for the first 30 days of the Note.  In consideration of marking the loan, the Company reduced the exercise prices of the following warrants held by the lender:  150,000 warrants with an original exercise price of $1.50 were reduced to $0.50 and 200,000 warrants with an original exercise price of $1.00 were reduced to $0.30.  On April 4, 2008 the 2008 B Notes were repaid.

2008 C UNITS.  On April 4, 2008, the Company sold $179,000 of units to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share ( the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.

STANDBY EQUITY DISTRIBUTION AGREEMENT. On January 23, 2006, we entered into a standby equity distribution agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) which provided for the periodic sale by us to YA Global of shares of our common stock for a total purchase price of up to $10 million, subject to the conditions and limitations set forth in that agreement.  In consideration of the commitment of YA Global to purchase up to $10 million of our shares of common stock pursuant to the standby equity distribution agreement YA Global received a one-time commitment fee in the form of 2,000,000 shares of our common stock equaling approximately $500,000 (the “YA Global Shares”).  We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. We were introduced to Newbridge Securities Corporation by YA Global. No written material was provided to us by Newbridge Securities Corporation in connection with this transaction. We have no knowledge as to whether Newbridge Securities Corporation studied the effect of standby equity distribution agreements on the market price of an issuer’s securities. While we are aware of the fact that Newbridge Securities Corporation has advised other companies that have entered into standby equity distribution agreements with YA Global as reported in the public filings of such companies, we have no other knowledge of the relationship between Newbridge Securities Corporation and YA Global, any compensation that Newbridge Securities Corporation receives from YA Global except as reported in the public filings of such companies or the portion of Newbridge Securities Corporation’s business that is derived from transactions involving YA Global. For its services to us in connection with this transaction, Newbridge Securities Corporation received a fee of $10,000 by the issuance of 40,000 shares of our common stock (the “Newbridge Shares”).

Before entering into the standby equity distribution agreement with YA Global, we considered various alternative debt and equity financing arrangements with potential financing sources. We considered the standby equity distribution agreement to be a preferable arrangement because we are not required to take the aggregate amount of the funds under the arrangement all at once or at all. In connection with the approval of the standby equity distribution agreement we considered this and other factors including, the possible effect of the standby equity distribution agreement on the market price of our common stock, once a market develops for our stock.

On November 14, 2007, we entered into a Termination Agreement with YA Global and Newbridge Securities Corporation (the “Termination Agreement”) pursuant to which the parties terminated the standby equity distribution agreement, the registration rights agreement and the placement agent agreement, each dated as of January 23, 2006. Pursuant to the Termination Agreement, Newbridge Securities Corporation will retain the 40,000 Newbridge Shares. YA Global agreed in March 2008 to return the 2,000,000 YA Global Shares to us.  No shares were issued under the standby equity distribution agreement.  We are currently pursuing other financing in lieu of the standby equity distribution agreement financing.

Conversion into Common Stock.  As of December 31, 2007, there were outstanding promissory notes convertible into shares of our common stock as follows:

Principal	Type of Note	Conversion Terms	Conversion Shares

$3,784,000	2003 Notes	Convertible into common stock at $0.25 per share.	15,136,000

$50,000	April 2006 Notes	Convertible into common stock at $0.30 per share.	166,667

$250,000	2006 A Notes	Convertible into common stock at the lower of $0.30 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 B Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 C Notes	Convertible into common stock at the lower of $0.60 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$250,000	2006 D Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572

$239,068	2006 G Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	796.893

$300,000	2007 C Note	Convertible into common stock at $0.50 per share.	600,000

$315,000	2007 D Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	1,050,001

$250,000	2007 E Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334

$656,000	2007 F Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	2,186,667

$6,594,068			26,483,850

AGREEMENTS WITH PLACEMENT AGENTS AND FINDERS

The Company entered into a Financial Advisory and Investment Banking Agreement (the “NC Financial Advisory Agreement”) with North Coast Securities Corporation (“North Coast”) effective as of July 1, 2006 for a period of 10 months.  Pursuant to the NC Financial Advisory Agreement, the Company paid to North Coast a fee of $115,000 in exchange for certain financial advisory services to be provided during the term of the NC Financial Advisory Agreement.  In addition, the NC Financial Advisory Agreement provided for payment of a fee equal to 5% of the total consideration received by the Company either in a debt or equity financing arrangement with an investor introduced to the Company by North Coast, or in the event of a sale, merger or sale of significant assets of the Company and/or its affiliates with an investor introduced to the Company by North Coast. In further consideration for the services provided by North Coast, the Company granted North Coast Warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share, exercisable for a period of five years from July 1, 2006.

The Company and North Coast have entered into a Placement Agreement on May 15, 2007 (the “Placement Agreement”) pursuant to which North Coast will act as a placement agent for the placement of up to $700,000 of securities of the Company and for the placement of up to $3.5 million of the Company’s securities on terms to be agreed by the Company and North Coast (the “$3.5 Million Placement”) ..  North Coast will receive cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 3% of the gross offering price, of the securities sold by or through North Coast.  Additionally, Performance Health has paid North Coast a fee of $125,000 for due diligence and pre-marketing services, and will pay the legal fees incurred by North Coast in connection with the offering which includes, but is not limited to blue sky filing fees and issuance costs.  At each closing of the $3.5 Million Placement, North Coast will also receive warrants to purchase such number of shares of common stock as equals 10% of the common stock issued to investors in the offering.  Such warrants will be exercisable at a price equal to 110% of the price of common stock in the offering.

The Company entered into a Financial Advisory and Investment Banking Agreement with Dawson James Securities (“Dawson James”) effective July 2, 2007 for a term of one year (the “DJ Financial Advisory Agreement”). Pursuant to the DJ Financial Advisory Agreement, the Company paid to Dawson James a fee of $100,000 in exchange for certain financial advisory services to be provided during the term of the Financial Advisory Agreement and on August 15, 2007 the Company issued 250,000 five year warrants exercisable at $0.50 per share to Dawson James as consideration under the DJ Financial Advisory Agreement.  In addition, the DJ Financial Advisory Agreement provides for payment of a fee equal to 5% of the total consideration received by the Company either in a debt or equity financing arrangement with an investor introduced to the Company by Dawson James, or in the event of a sale, merger or sale of significant assets of the Company and/or its affiliates with an investor introduced to the Company by Dawson James.

The Company and Dawson James have entered into a Placement Agreement on July 2, 2007 (the “2007 Placement Agreement”) pursuant to which Dawson James acted as a placement agent for the placement of up to $600,000 of the Company’s securities.  Dawson James received cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 5% of the gross offering price, of the securities sold by or through Dawson James.   At each closing of the offering of the securities, Dawson James also received warrants to purchase such number of shares of common stock as equals 10% of the common stock issued to investors in the offering.  Such warrants are exercisable at a price equal to 100% of the price of common stock in the offering.

The Company and Dawson James have entered into a Placement Agreement dated January 24, 2008 (the “2008 Placement Agreement”) pursuant to pursuant to which Dawson James has agreed to act as a placement agent for the placement of up to $2.5 million of the Company’s securities on a best efforts basis.  Dawson James will receive cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 3% of the gross offering price, of the securities sold by or through Dawson James.  The 2008 Placement Agreement also provides for the payment of a fee of $100,000 for due diligence and pre-marketing expenses, $75,000 of which was paid in January 2008. At each closing of the offering of the securities, Dawson James will also receive warrants to purchase such number of shares of common stock as equals 10% of the common stock issued to investors in the offering.  Such warrants are exercisable at a price equal to 100% of the price of common stock in the offering.  No securities have been sold by the Company as of the date hereof under the 2008 Placement Agreement.

The Company and Dawson James have entered into a Finders Agreement on March 24, 2008 (the “2008 Finders Agreement”) pursuant to pursuant to which Dawson James acted as a finder for the placement of up to $300,000 of the Company’s securities on a “best efforts” basis.  Dawson James will receive cash compensation equal to 14% of the gross offering price of the securities sold by or through Dawson James.   The 2008 Finders Agreement also provides if within one year of the date of the 2008 Finders Agreement, we complete any private financing of equity or debt not involving Dawson James as a finder, placement agent or otherwise, with any prospective investors to whom we were introduced by Dawson James and disclosed to us in writing, we will pay Dawson James upon the closing of such financing 14% of the gross offering price of such securities as a source fee.

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

We have recently entered into a number of financing transactions (see Notes 4 and 17). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. (See Note 17). We believe that if we raise approximately $7.7 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.0 million), repayment of debt (approximately $5.2 million expected to mature from January 01, 2008 to December 31, 2008), accounts payable and accrued expenses (approximately $1.0 million) and the balance to be utilized for marketing and development over the next twelve months.  As of December 31, 2007, we have cash balances of $36,000.

We have recently signed a private placement agreement for the sale of up to $2.5 million of our common stock. We expect selling activities to begin in the second quarter of 2008 with completion of the offering at the end of 2008. In the meantime we are presently offering private convertible debt securities to provide capital until the common stock offering is completed and the funds realized.

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

SALES ACTIVITIES AND PRODUCT DEVELOPMENT

We have recently entered into a Sales and Marketing contract with Interactive Metronome, Inc. We began earning revenues relating to the Interactive Metronome, Inc. contract during the latter part of the fourth quarter of 2007. The amount of expected revenues from this agreement is undeterminable as of the date of this Report.

Interactive Metronome, Inc. (IM) provides continuing professional education for licensed physical therapists. Their offerings include products that are utilized by therapists for rehabilitative treatments. IM has tested our Core:Tx PT product during recent months and has committed to introduce and market this product during education and training sessions as well as trade association conferences and seminars beginning in January, 2008.

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

GOING CONCERN MATTERS

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several periods. As of December 31, 2007, we had an accumulated deficit of approximately $25.8 million.

We have financed our operations since inception primarily through equity financings and loans from our officers, directors and stockholders. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts through our capital raising activities discussed above. Continuing our operations in 2008 is dependent upon obtaining such further financing.

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

WE HAVE HAD LIMITED PRODUCT SALES, A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION.

We have had limited sales of our products to date. We incurred net losses of approximately $5.4 million during the year ended December 31, 2007. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2007 we generated revenues from product sales in the amounts of approximately $5,300 . We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2007 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

We had a working capital deficit of $(8,398,048) at December 31, 2007, which means that our current liabilities exceeded our current assets on December 31, 2007 by $8,398,048. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on that date.

THE REPORT OF OUR INDEPENDENT AUDITORS CONTAINS AN EXPLANATORY PARAGRAPH RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In its report dated April 15, 2008, our auditors, Moore Stephens, P.C., explained that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2007, we had an accumulated deficit of approximately $25.8 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all.  Continuing our operations over the next twelve months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

WE MAY NOT BE ABLE TO OBTAIN THE SIGNIFICANT FINANCING THAT WE NEED TO CONTINUE TO OPERATE.

We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $ 7.7 million we will be able to service our debt obligations, continue operations and begin market penetration for the

CoreTx product line. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our capital equipment, debt repayment or working capital requirements, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

WE CURRENTLY MARKET ONLY A LIMITED LINE OF PRODUCTS IN AN EMERGING MARKET.

We currently market only our Core:Tx system. We ceased marketing our SportsRAC System in 2005. To date we have had only limited sales of our SportsRAC System. If the Core:Tx system fails to achieve market acceptance and significant sales, we will not be able to generate revenue from the sale of this or other products and may not continue in business.

IF THE MARKET DOES NOT ACCEPT THE CORE:TX SYSTEM, WE WILL NOT GENERATE REVENUES NECESSARY TO CONTINUE IN BUSINESS.

The Core:Tx system is being offered in an emerging market. Under our current marketing plan, the Core:Tx system is being marketed to physicians and physical therapists. We believe acceptance by physicians and physical therapists will benefit our marketing in the health and fitness club market and the fitness and recreation consumer market. To date, there is no widespread market acceptance by physicians and physical therapists or in any other market. We may be unable to produce or adapt our products to other uses, and even if we are able to successfully adapt Core:Tx (Motion Track) to other formats, the adaptations might not achieve market acceptance. Absent adequate sales of these products, we may not be able to continue in business.

THERE IS CURRENTLY LIMITED COMPETITION FOR OUR PRODUCTS, BUT FUTURE COMPETITION MAY IMPACT SALES OF OUR PRODUCTS.

At present, the competition for our products is limited. In the future and if markets develop, competition may also develop. Potential competitors may have greater financial, marketing, and technical resources than we will have. To the extent that competitors achieve a performance or price advantage, we will be at a competitive disadvantage and our sales may decline.

THERE IS NO LONG TERM TESTING OF THE CORE:TX SYSTEM AND THE ABSENCE OF TESTING MAY ADVERSELY IMPACT SALES.

There is no long term testing of the Core:Tx system. Although we have initiated studies of the Core:Tx system, at this time there are no studies or tests relating to the Core:Tx system for use in neuromuscular rehabilitation. The final results will not be available in the near future. The absence of any testing may adversely impact sales of the Core:Tx system.

OUR PRODUCTS ARE BASED UPON OUR NON-PATENTED PROPRIETARY TECHNOLOGY AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

Our products utilize non-patented proprietary hardware, software and data, and other proprietary technology and information which we developed over several years. We employ various methods to protect our proprietary technology and information, including confidentiality and proprietary information agreements with vendors, employees, consultants and others. Despite these precautions, our or substantially equivalent technology or information may become known to, or be independently developed by, our competitors, or our proprietary rights in intellectual property may be challenged. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We have three patents applications pending covering our MotionTrack motion sensing and position system technology, and our Core:Tx device and modes of operation. Patents based on these applications may not be granted and, even if granted, such patents may not effectively protect us from competitive products or otherwise give us a competitive advantage. Further, it is possible that our patent applications or any patents granted could become the subject of interference proceedings (i.e. proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine the priority of inventions) that result in the loss of the associated patent rights or that any patents granted could be circumvented or invalidated. We may apply for additional patents in the course of our business as we deem appropriate. Although we generally seek patent protection when possible, we do not consider patent protection to be a significant competitive advantage in the marketplace for our products.

OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE BECOME INVOLVED IN LITIGATION REGARDING OUR INTELLECTUAL PROPERTY RIGHTS.

We, our products, our patent applications or any patents ultimately granted may become subject to infringement claims, litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine the priority of inventions, either with or without merit. The defense and prosecution of intellectual property suits or USPTO interference proceedings can be both costly and time consuming. An adverse determination in any litigation or interference proceeding to which we may become a party could:

•	subject us to significant liabilities to third parties in the case of litigation;
•	require us to license disputed intellectual property rights from a third party for royalties that may be substantial; or
•	require us to cease using such intellectual property.

Any of these outcomes could have a material adverse effect on us. We are currently not aware of any intellectual property infringement claims that may be brought against us.

PRODUCT LIABILITY CLAIMS MAY HARM OUR BUSINESS.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects. We currently do not carry product liability insurance and have no plans to purchase such insurance. In the event of any products liability claim, we would have to pay any amount awarded by a court which could have a material adverse effect on us. Even a merit less or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of management’s attention from business. In addition, if we ever elect to purchase product liability insurance, any product liability claim brought, with or without merit, could result in the increase of product liability insurance rates or the inability to secure coverage in the future.

REGULATION OF OUR PRODUCTS COULD INCREASE THE COST AND ADVERSELY AFFECT SALES.

Our products and operations are subject to regulation by the Food and Drug Administration, or FDA, and state authorities. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended and indicated uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes--Class I, Class II or Class III--depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the type of premarketing submission and application process required for FDA clearance to market the device. Class I includes devices with the lowest risk to the patient (and subject to the least regulatory control), while Class III includes devices with the greatest risk to the patient (and strictest regulatory control).

Our currently marketed products are Class I medical devices. Class I devices are low-risk devices subject to the least regulatory control. In general, a company can market a Class I device as long as it adheres to a set of guidelines called “General Controls,” which sufficiently assure the safety and effectiveness of the device. General Control are the baseline requirements of the Food, Drug and Cosmetic Act, or FD&C, that apply to all classes of medical devices and include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, establishment registration, product listing, reporting of adverse medical events and certain product malfunctions, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process, although we believe that our products do not.

The FDA may disagree with our classification of our products, change its policies, adopt additional regulations, or revise existing regulations, any of which could impact our ability to market our products.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

WE MAY BE UNABLE TO MANAGE GROWTH AND HIRE AND RETAIN EMPLOYEES AS CONTEMPLATED IN OUR BUSINESS PLAN.

It is anticipated that our business plan will require us to expand services, hire additional employees, and expand our operational systems. We may not be able to effectively and cost-efficiently control our planned expansion. We may not be able to attract and retain qualified personnel required under our business plan.

THE INABILITY OF OUR EXECUTIVE OFFICERS TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR COMPANY’S SUCCESS.

James Bartolomei, our Chief Financial Officer, serves as the managing partner of Bartolomei Pucciarelli, LLC, an accounting firm located in Lawrenceville, New Jersey, and provides accounting, tax and consulting services to other companies. Mr. Bartolomei divides his time between managing the day to day operations of Bartolomei Pucciarelli and working with clients. Mr. Bartolomei and his staff currently devote approximately 100 hours per month to the operation of our business. Mr. Bartolomei’s duties at Bartolomei Pucciarelli, LLC may create conflicts of interests and may detract from the time Mr. Bartolomei can spend on our business. Robert Prunetti, our Chief Executive Officer, is also the President of Phoenix Ventures, LLC, a business development and public relations consulting firm controlled by Robert Prunetti. Phoenix Ventures, LLC, provides business management services to us including daily administrative operations, strategic planning assistance, finance and accounting assistance and general management services. For such services, we pay Phoenix Ventures, LLC, a monthly fee. While Mr. Prunetti currently devotes substantially all of his time to our business, his role with Phoenix Ventures may create conflicts of interests and may detract from the time Mr. Prunetti can spend on our business. If our business requires more time for operations than anticipated, our Chief Executive Officer and Chief Financial Officer may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our Chief Executive Officer and Chief Financial Officer is not fatal to our existence, it may result in limited growth and success of the business.

RISKS RELATED TO OUR SHARES

WE HAVE NOT BEEN SUBJECT TO THE PERIODIC FILING AND REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934.

Prior to July 13, 2007, we were not subject to the periodic filing and reporting requirements of the Securities Exchange Act of 1934, as amended. We do not have experience as a reporting company and may encounter difficulty meeting the various obligations imposed on us by the public reporting system.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

Our common stock is not currently traded on any public market.  Once a trading market is established for our shares there can be no assurance that it will be active. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

The market price of shares of our common stock is likely to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•	sales of large numbers of shares of our common stocks in the open market, including shares issuable at a fluctuating conversion price at a discount to the market price of our common stock;
•	our operating results;
•	our need for additional financing;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	developments in our patent or other proprietary rights or our competitors’ developments;
•	governmental regulation; and
•	other factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

As a result of potential stock price volatility, investors may be unable to resell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, this could result in substantial costs, a diversion of our management’s attention and resources and harm to our business and financial condition.

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

As of March 1, 2008, there were 53,755,697 shares of our common stock outstanding all of which are eligible for sale under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, in the public market without restriction or registration (other than shares held by affiliates).

In addition, as of March 1, 2008, 24,590,959 shares issuable upon conversion of $6,026,200 in principal of convertible notes sold through September 1, 2007 are eligible for sale under Rule 144 in the public market without restriction or registration (other than shares held by affiliates).

In addition, as of March 1, 2008, we had warrants outstanding to purchase up to 33,366,732 shares of our common stock. Of such warrants, shares issuable upon the cashless exercise of 18,257,147 warrants are eligible for sale under Rule 144 in the public market without restriction or registration (other than shares held by affiliates).

All of the shares available for sale under Rule 144 may be immediately resold in the public market, except that any shares held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with the limitations of Rule 144.

Upon vesting, 12,367,333 shares will also be issuable upon the exercise of outstanding stock options and 8,632,667 additional shares have been reserved for future issuance under our existing stock option plans, as of March 1, 2008. Pursuant to Rule 701 of the Securities Act, as currently in effect, any of our employees, directors, consultants or advisors who purchase shares of our common stock from us pursuant to options granted prior to the under our existing stock option plans or other written agreement is eligible to resell those shares in reliance on Rule 144, but without compliance with some of the restrictions, including the holding period, contained in Rule 144. Additionally, we intend to file one or more registration statements on Form S-8 under the Securities Act to register the sale of shares issued or issuable upon the exercise of all these stock options.

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

As of December 31, 2007, we had 53,184,604 shares of common stock issued and outstanding, $6,605,000 in principal of all outstanding convertible notes that may be converted into approximately 26,520,291 million shares of common stock and outstanding warrants to purchase 32,816,732 shares of common stock. The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the full amount issuable on conversion.

Of our $6,605,000 in principal of convertible notes and 32,816,732 warrants outstanding at December 31, 2007, $3,784,000 in principal of our convertible notes sold in 2003 and 2004 which currently have a conversion price of $0.25 per share and 10,196,348 of our outstanding warrants which currently have exercise prices of $0.25 to $0.30, are subject to anti-dilution protection upon the occurrence of certain events unless waived. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note or the exercise price of the warrant, the conversion price of the convertible note or the exercise price of the warrants will be reduced, depending on the number of shares of common stock that we issue at that lower price, to a price which is less than the current conversion price or the exercise price.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF CERTAIN OF OUR CONVERTIBLE NOTES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Of our outstanding $6,605,000 in principal of all outstanding convertible notes outstanding at December 31, 2007, $1,000,000 in principal of convertible notes sold in 2006 are convertible into shares of our common stock at the lesser of fixed prices ranging from $0.30 to $0.60 and a 30% discount to the trading price of the common stock prior to the conversion. The downward pressure on the price of the common stock as these selling stockholders convert and sell material amounts of common stock could encourage short sales by investors. Short sales by investors could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of these convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF CERTAIN OF OUR CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of $1,000,000 of principal of convertible notes outstanding as of December 31, 2007, sold in 2006 which have a continuously adjustable conversion price is essentially limitless. These notes are convertible at the lesser of fixed prices ranging from $0.30 to $0.60 and 70% of the closing price of our common stock prior to the conversion. We have assumed throughout this Report a trading price of our common stock $0.25, which means these notes would convert into 5,714,286 shares of common stock at an assumed conversion price of $0.175 (70% of $0.25). The number of shares of common stock issuable upon conversion of these notes will be substantially higher if the market price of our stock is below $0.25, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable upon conversion of $1,000,000 of principal of outstanding convertible notes sold in 2006 which have a continuously adjustable conversion price (excluding accrued interest), based on 70% of assumed market prices of $0.25, $0.15 and $0.10.

	MARKET PRICE $0.25 CONVERSION PRICE $0.175	MARKET PRICE $0.15 CONVERSION PRICE $0.105	MARKET PRICE $0.10 CONVERSION PRICE $0.07
Number of Shares:	5,714,286	9,523,810	14,285,715

OUR 2003 CONVERTIBLE NOTE HOLDERS HAVE A VETO RIGHT OVER CERTAIN ACTIONS WHETHER OR NOT SUCH ACTIONS WOULD BE ADVANTAGEOUS FOR OUR STOCKHOLDERS AND THE RIGHT TO ACQUIRE PREFERRED SHARES OFFERED BY US.

Pursuant to the terms of our convertible notes sold in 2003 and 2004 (which we call our 2003 convertible notes), before we may amend our Certificate of Incorporation (other than a certificate setting forth designations and preferences with respect to any preferred stock) or bylaws or we may merge or consolidate with any other company where following such merger or consolidation we will be the survivor, we must give notice of such action to each holder of an 2003 convertible note, containing, among other things, a summary of the action to be taken, the date on which the action will be taken, which will not be sooner than 30 days following the date the notice is given and a statement that the proposed action will be taken unless there is a convertible note veto. If, prior to the effective date, we receive a convertible note veto, we may not take the action described in the notice. A convertible note veto is deemed to occur if, prior to the effective date of the action, we receive in writing an objection to the action from holders of 2003 convertible notes representing 66-2/3% of the principal of all 2003 convertible notes then outstanding. This provision may significantly impact our ability to take certain actions whether or not such actions would be advantageous for our stockholders.

Pursuant to the terms of our 2003 convertible notes, each holder of such convertible note has the right to purchase a pro rata portion of any preferred stock issued by us at any time while any portion of the principal of the 2003 convertible note is outstanding. This provision may impact our ability to enter into a preferred stock financing or may reduce the price that investors might be willing to pay for shares of our preferred stock in the future.

OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE AND COULD ALSO LIMIT THE MARKET PRICE OF YOUR STOCK.

Our Certificate of Incorporation permits us to issue shares of preferred stock, from time to time, in one or more series and with such designation and preferences for each series as are stated in the resolutions providing for the designation and issue of each such series adopted by our board of directors. Our Certificate of Incorporation authorizes our board of directors to determine the voting, dividend, redemption and liquidation preferences and limitations pertaining to such series. The board of directors, without shareholder approval, may create and issue a series of shares with voting rights and other rights that could adversely affect the voting power of the holders of our common stock and could have anti-takeover effects. These additional shares may be used for a variety of corporate purposes, including future public offerings, to raise additional capital or to facilitate acquisitions.

One of the effects of the existence of unissued and unreserved preferred stock may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the shareholders of opportunities to sell their shares of common stock at prices higher than prevailing market prices.

In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our Certificate of Incorporation and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, SHAREHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders have purchased their shares.

OUR COMMON STOCK HAS NEVER TRADED, AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP.

Our common stock is not currently traded on any public market.  In October 2007, a NASD member firm filed a Form 211 Application with the NASD pursuant to SEC Rule 15c 2-11 on behalf of the Company for the purpose of obtaining an OTC Bulletin Board listing of the Company’s Common Stock. The NASD responded to the October filing with a request for additional information. The Company has provided such additional information to the NASD.  In April 2008 the NASD requested further additional information.  The Company is in the process of responding to such request. There is no assurance that the National Association of Securities Dealers, Inc. will approve our application. Since our common stock has not traded on any public market before, we cannot predict the extent to which an active public market for the common stock will develop.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to an investor in a penny stock, are as follows:

•
If penny stocks are sold in violation of the investor’s rights listed above, or other federal or state securities laws, the investor may be able to cancel the purchase and get such investor’s money back.

•	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 1 in the Notes to the financial statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the policies set out in Note 1 could be deemed to be critical within the SEC definition.

REVENUES

We recognize income and expenses on the accrual method of accounting. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.

USEFUL LIVES OF TANGIBLE AND INTANGIBLE ASSETS

Depreciation and amortization of tangible and intangible assets are based on estimates of the useful lives of the assets. We regularly review the useful life estimates established to determine their propriety. Changes in estimated useful lives could result in increased depreciation or amortization expense in the period of the change in estimate and in future periods that could materially impact our financial condition and results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.

INCOME TAXES

As part of the process of preparing our financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change our valuation allowance that could materially impact our financial condition and results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

CONVERTIBLE SECURITIES WITH CONVERSION FEATURES

The Company accounts for the fair value conversion features embedded in the Company’s convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To and Potentially Settled In a Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion feature as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the value of these embedded derivatives are reflected in the statement of operations. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2006, FASB issued FASB 156, “Accounting for Servicing of Financial Assets - An amendment of FASB No. 140.” FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FASB Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007. SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2006 the FASB issued FSB No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1”. This FSP concluded that for instruments that were originally issued as employee compensation and then modified, and for which such modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The FSP is to be applied in the first reporting period beginning after October 10, 2006. FAS 123(R)-5 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2006 the FASB issued FSB No 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)”. This FSP made four technical corrections to eliminate certain inconsistencies in FASB Statement No. 123(R), Share-Based Payment. This FSP should be applied in the first reporting period beginning after October 20, 2006. FAS 123(R)-6 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2006 the FASB issued FSB No. AUG AIR-1, “Accounting for Major Maintenance Activities”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in the FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006. FSB No. AUG AIR-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2007 the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets”. This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of

Statement No. 155. Derivatives Implementation Group Statement 133 Implementation Issue No. B40 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is not expected to have a material impact on the Company’s financial statements.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated balance sheet as of December 31, 2007, and our consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2007 and 2006, together with the report of Moore Stephens, independent registered public accounts, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on page F-l.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T).	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the Company’s directors and executive officers and the directors and executive officers of the Company as of December 31, 2007:

NAME	AGE	POSITION HELD

Roger G. Harrison, PhD.	60	Chairman of the Board
Robert D. Prunetti	54	Chief Executive Officer, President and Director
James E. Bartolomei	47	Chief Financial Officer and Treasurer
Gary Goldstein, M.D.	56	Director
David Lenihan	58	Director
Timothy F. Parshall	49	Director
Edward J. Sherman	60	Director

Pursuant to our bylaws, each director serves for a term of one year and until his successor is duly qualified. Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

ROGER G. HARRISON, PHD., Chairman of the Board, has served as a director since January 16, 2005 and Chairman of the Board since March 7, 2006. Dr. Harrison has over 30 years of experience in the pharmaceutical industry. He received a PhD in Organic Chemistry from the University of Leeds, in England in 1971, and then conducted postdoctoral research at the University of Zurich in Switzerland. He joined Eli Lilly and Company in the United Kingdom in 1972 as a medicinal research scientist, subsequently transitioning into management, where he became responsible for research, product development, and regulatory affairs. In 1984 he moved to the headquarters of Lilly in Indianapolis, and remained with Lilly until early 2001. Some of the assignments held by Dr. Harrison in the United States were head of pharmaceutical research, director of organic and physical chemistry research, director of biochemistry research, director of infectious disease research, director of formulation development and technology planning, director of development projects management, global product team leader, and director of alliance management. Dr. Harrison became CEO and President, and member of the board, of Antares Pharma, Inc., a publicly traded specialty pharmaceutical company in March 2001, and led Antares Pharma through development of successful partnering programs and fund raising before leaving in September 2004. From January 2005 to the present, Dr. Harrison has been a Senior Consultant with Plexus Ventures, LLC. Plexus Ventures are an international consulting group with offices in Japan, Europe, and the United States. He supports their business development and life sciences consulting practice. Dr. Harrison has also been the Chairman of the board of Advanced Respiratory Technologies, a private company, since February

2005. He has numerous publications and patents in diverse fields and has co-authored four books. He is recognized as knowledgeable in most areas of pharmaceutical research, product development, regulatory affairs, and development of medical devices.

ROBERT D. PRUNETTI, President and Chief Executive Officer, has served as the President and Chief Executive Officer of the Company since February 21, 2006 and a director since January 19, 2005. Mr. Prunetti was sworn in as Mercer County Executive on January 1, 1992 and served three terms, concluding his tenure December 2003. He currently serves as President of Phoenix Ventures, LLC, a business development and public relations consulting firm since January 2004. In his nearly two decades of public service, he has served in a number of capacities, including Mercer County Budget Director, Director of Policy and Planning for the New Jersey Department of Human Services, Hopewell Township Administrator and Mercer County Freeholder. As County Executive, he concentrated his efforts on strengthening Mercer County’s economy, revitalizing New Jersey’s capital city. Some of his accomplishments are developing Mercer County Waterfront Park, Sovereign Bank Arena, Mercer County Open Space Preservation Trust Fund, and the establishment of a free trade Zone and International Trade Center located at Trenton-Mercer Airport.  Mr. Prunetti has been a director of Poseidis, Inc., since April 2007. Mr. Prunetti is a graduate of the College of New Jersey and New York University.

JAMES E. BARTOLOMEI, Chief Financial Officer and Treasurer, has served as the Chief Financial Officer and Treasurer of the Company since September 20, 2006. Mr. Bartolomei is the founding and managing partner of Bartolomei Pucciarelli LLC, an accounting firm located in Lawrenceville, New Jersey. In 1986, after five years in public accounting, Mr. Bartolomei opened Bartolomei Pucciarelli, where he continues to practice, providing accounting, tax and consulting services to clients. In addition, Mr. Bartolomei performs peer reviews of accounting firms to evaluate their compliance with the professional standards promulgated by the American Institute of Certified Public Accountants. Mr. Bartolomei divides his time between managing the day to day operations of Bartolomei Pucciarelli and working with clients. Mr. Bartolomei is a graduate of Rider University, Class of 1981, with a BS in Accounting and Computer Science. Mr. Bartolomei is a member of the American Institute of Certified Public Accountants (AICPA), the New Jersey Society of Certified Public Accountants (NJSCPA) and serves on the Board of Trustees of the Mercer County Chapter of the NJ Society of CPA’s. Mr. Bartolomei served as a member of the board of directors of Yardville National Bank (YANB), a public institution traded on NASDAQ. He served on the bank’s Audit Committee, Compliance Committee and Compensation Committee. Jim is the Treasurer of School Monies for the Trenton and Hopewell Valley Boards of Education; and is Treasurer of the Board of Cerebral Palsy of New Jersey.

GARY GOLDSTEIN, M.D. has served as a director since March 8, 2007. Dr. Gary Neil Goldstein serves in numerous roles in the medical and academic community. Dr. Goldstein has been an attending physician at Graduate Hospital in Philadelphia since July 1986, Virtua Health Care System since June 1988, Kennedy Memorial Health Care System since October 1987, Surgical Center of South Jersey since July 1988, and Summit Surgical Center since August 1989.  Additionally, Dr. Goldstein has been an Associate Trainer in the Orthopedic Residency Program at the University of Medicine and Dentistry of New Jersey since July 2003. From January 2004 to December 2006, Dr. Goldstein was the Chief of Plastic and Reconstructive Surgery at Virtua Health Care System. In addition to these numerous professional positions, Dr. Goldstein has been a clinical professor for the University of Medicine and Dentistry of New Jersey since December 1989. Throughout his career, Dr. Goldstein has participated in many national meetings and courses, and holds memberships with various medical professional organizations. Dr. Goldstein is board certified in seven medical fields, and is licensed to practice medicine in Pennsylvania, New Jersey, Delaware, Virginia, and Florida. Dr. Goldstein has published a number of articles, has contributed to books by authoring chapters on differing areas of expertise, and serves on as an editorial reviewer for the Journal of Neurologic and Orthopedic Surgery and Advances in Skin and Wound Care.

DAVID LENIHAN has served as a director since March 8, 2007. Mr. Lenihan is currently the CEO of Hx Technologies, Inc, a Philadelphia based healthcare Information Technology company specializing in sharing radiology data inter-institutionally.  He was a founder and former CEO of CareGain, a technology company based in East Windsor, N.J. He led the company from inception in March 2001 until its sale to Fiserv Health in

January 2006. CareGain, a business unit of Fiserv, Inc., provides enterprise software solutions to health plans and third party administrators enabling them to enter the consumer directed health marketplace quickly and efficiently for both plan design and administration of these new products. Prior to co-founding CareGain, Mr. Lenihan was responsible for Business Development at NeuVis, Inc. which is now owned by IBM. He has had a 33 year business career in investment and commercial banking, financial asset management, healthcare/healthcare information technology and government/diplomacy.

TIMOTHY PARSHALL has served as a director since September 20, 2006. Mr. Parshall has been a principle of Pivotal Strategies LLC, a marketing services company providing strategic marketing advice for small to mid sized healthcare organizations, since July 2006. Mr. Parshall was the Director of Corporate Marketing and Planning at Guidant Corporation from April 2003 to June 2006, prior to it being acquired by Boston Scientific. He played an integral role in the marketing integration between the business units and creating new markets segments. Prior to Guidant, Mr. Parshall spent 13 years at Eli Lilly & Company in sales and marketing. Mr. Parshall also worked in Business Development where he was responsible for a number of successful licensing transactions. Mr. Parshall holds a Bachelors degree in Pharmacy from the University of Sydney, and a Master of Business Administration from AGSM in the University of New South Wales, Australia.

EDWARD J. SHERMAN has served as a director since August 7, 2006. Mr. Sherman was employed by Nissan Motor Corporation from October 1976 until his retirement in October 2002, serving as Regional Vice President-East, for sixteen years. Before joining Nissan Motor Corporation, Mr. Sherman was a teacher in the City of Boston school district from 1970 to 1976. From 1967 to 1970, Mr. Sherman served as an Officer in The United States Marine Corps. Mr. Sherman held various positions in the USMC including Infantry Platoon Commander, Company Executive Officer and Battalion Intelligence Officer. He is a decorated Vietnam Veteran. Mr. Sherman has been a director of U.S. Helicopter Corporation since February 2006. Mr. Sherman holds a BS degree in Finance with a minor in Economics from Carroll School of Management; Boston College and a Masters in Education from Boston University.

AUDIT COMMITTEE

As of December 31, 2007, we did not have a separate audit committee. Rather, our entire Board of Directors performed all the functions that may be delegated to an audit committee. We plan to establish an audit committee during fiscal 2008 and are assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2008.

COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors sets all executive compensation. Presently, Roger G. Harrison and Edward J. Sherman are on the Compensation Committee.

DIRECTOR INDEPENDENCE

Our Board of Directors consists of Roger G. Harrison, Robert D. Prunetti, Gary Goldstein, David Lenihan, Timothy F. Parshall and Edward Sherman.  Dr. Harrison, Dr. Goldstein, Mr. Lenihan, Mr. Parshall, and Mr. Sherman are “independent directors” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer and Accounting Officers. The Code of Ethics is filed as an exhibit to this Form 10-KSB.

FAMILY RELATIONSHIPS

There are no family relationships among our directors, officers, advisory board members or significant employees other than Dominique Prunetti Miller, our corporate Secretary, is the daughter of Robert Prunetti, our President and Chief Executive Officer.   Ms. Miller was an employee of Phoenix Ventures, LLC an entity controlled by Robert Prunetti, the Company’s President and Chief Executive Officer until October 2007 and was paid by Phoenix Ventures until such time.  Ms. Miller has been an employee of the Company since October 2007 at an annual salary of $60,000.  Phoenix Ventures provides business management services to the Company including daily administrative operations, strategic planning assistance, finance and accounting assistance and general management services. For such services, the Company paid Phoenix Ventures a monthly fee of $3,000 from August 1, 2005 to May 1, 2006, $5,000 for the month of June 2006 and $6,000 from July 1, 2006 to October 1, 2006. The Company also compensated Phoenix Ventures with the following options to purchase shares of Company common stock: 2,500 ten year fully vested options exercisable at $0.25 per share were issued monthly from January 1, 2006 through October 1, 2006. On November 1, 2006, the Company entered into a twelve month agreement with Phoenix Ventures pursuant to which the Company paid a monthly fee of $6,000. In addition, on November 1, 2006 Phoenix Ventures was granted 30,000 ten year options exercisable at $0.25 per share which vest 2,500 options per month commencing November 1, 2006.  On November 1, 2007, the Company entered into a new twelve month agreement with Phoenix Ventures pursuant to which the Company pays a monthly fee of $3,000. On November 1, 2007 Phoenix Ventures was granted 12,000 ten year options exercisable at $0.30 per share which vest 1,000 options per month commencing November 1, 2007.   On November 9, 2006 we granted 50,000 ten year options exercisable at $0.25 per share to Ms. Miller which vest one-third on November 9, 2006, one-third on November 9, 2007 and one-third on November 9, 2008.  On April 15, 2008, we granted 75,000 ten year options exercisable at $0.30 per share to Ms. Miller which vest one-third on April 15, 2008, one-third on April 15, 2009 and one-third on April 15, 2010.  We granted these options for Ms. Miller’s services as corporate Secretary.

ADVISORY BOARD

In November 2006, we established an Advisory Board to advise and make non-binding recommendations to the Board of Directors and the Company’s President and Chief Executive Officer with respect to matters within the areas of the Advisory Board members’ experience and expertise. The members of the Advisory Board are not directors of the Company nor does the Advisory Board perform a management function. The Company expects the Advisory Board will meet approximately quarterly throughout each year. No meetings of the Advisory Board were held in 2006. One meeting of the Advisory Board was held in April 2007. The Chairman of the Advisory Board interacts the Advisory Board members, the Board of Directors and management of the company on a regular basis.  The members of the Advisory Board consist of the following individuals:

NAME	AGE	POSITION HELD

Gregory Cortina, D.C.	54	Chairman of the Advisory Board
John Alt	45	Advisory Board Member
Gene Regazo	49	Advisory Board Member
David Daniel	54	Advisory Board Member
Jeffrey Abrams, M.D.	53	Advisory Board Member
Dale R. Henn	48	Advisory Board Member

DR. GREGORY CORTINA brings Chiropractic and Physical Therapy experience to the Advisory Board. A graduate with a D.C. degree from Palmer Chiropractic School, Dr. Cortina started a private practice in 1981 where a multidisciplinary approach is used which includes Chiropractics and Physical Therapy. Dr. Cortina’s non professional activities include sitting on the Board of Trustees for the Hun School of Princeton and working with the development office. Dr. Cortina graduated with a degree from the school of Arts and Sciences from University of Pennsylvania.

JOHN ALT is a member of the Advisory Board. Mr. Alt has over 10 years experience in the financial industry, a notable second career after 13 seasons as a left offensive tackle for the Kansas City Chiefs. Mr. Alt currently serves as Investment Consultant through Linsco/Private Ledger, the country’s largest independent brokerage firm, a position he has held for the past eight years. Mr. Alt’s primary responsibilities include working with professional football players to assist them with their investment and estate planning needs. Prior to serving in this capacity, Mr. Alt was an investment executive with US Bancorp/ Piper Jaffray, where he specialized in fixed income assets for athletes, as well as implementing asset allocation strategies for various clients. From May 1984 to July 1997, Mr. Alt was a member of the Kansas City Chiefs professional football organization, where he received a host of accolades including being elected to the Pro Bowl in 1993 and 1994. In addition to his professional achievements, Mr. Alt has involved himself in many non-profit and volunteer initiatives such as the Kansas City Union Mission Homeless Shelter, the Lighthouse Home for Unwed Mothers, NFL Athletes in Action, NFL Alumni-Caring for Kids, the Boy Scouts of America, and Paralyzed Veterans of America.

GENE REGAZO is a member of the Advisory Board. Mr. Regazo has been co-owner and President of Drugs Are Us, Inc., dba Hopewell Pharmacy and Warren County Pharmacy, for the past 20 years. A 1981 graduate of Philadelphia College of Pharmacy and Science, he has served as past president of the Garden State Pharmacy Owners association and is a current board member of the Independent Pharmacy Alliance. Also, he presently serves on the Board of Directors of the Hopewell Valley Community Bank and as Vice President of Millennium Nutritionals, LLC.

DANIEL DAVID is a member of the Advisory Board. Mr. David is currently the President of St. Claire Capital Management, Inc., a position he has held since July 1996. In addition, he has been a member of the management board of Pacific Assets Management, LLC, which is the investment manager of JMG Triton Offshore Fund Ltd., a British Virgin Islands Corporation, for the past 11 years. From July 2001 to December 2005 Mr. David was a principal of Zola Capital Management, LLC, which was the investment manager of Zola Investments, LP, a California limited partnership and Zola International, Ltd., a British Virgin Islands Corporation. In March 1992, he organized St. Claire Investments, L.P., a California limited partnership, which ceased operating in June 2001.
From 1986 to 1992, he was an independent options market maker and broker-dealer trading his own capital. Mr. David was a member of the Pacific Exchange from 1984-2001. Before entering the securities business, Mr. David was a financial analyst for UNOCAL at its corporate headquarters in Los Angeles. Mr. David received a Bachelors of Science degree in Chemical Engineering from the University of Pennsylvania in 1976, a Masters in Engineering from the University of Washington in 1979, and a Masters in Business Administration and Finance from the University of Southern California in 1983.

DR. JEFFREY ABRAMS is a member of the Advisory Board. Dr. Abrams is an Associate Director of Princeton Orthopaedic and Rehabilitative Associates for the past 21 years. He is an attending Orthopaedic Surgeon in the Department of Surgery at the University Medical Center at Princeton. He has served on the Board of the American Shoulder and Elbow Surgeons, written 40 chapters for textbooks, involved with editors of four orthopedic journals, edited a textbook on rotator cuff repairs, and has lectured and performed surgery internationally. He is an active member of the American Academy of Orthopaedic Surgeons and serves on the Education Board for the AAOS and Arthroscopy Association of North America.

DALE R. HENN is a member of the Advisory Board. Mr. Henn has dedicated over 12 years in the consumer lifestyle products industry. He formally began his career in 1990 with NordicTrack, Inc. He led product development and clinical substantiation studies for global positioning and advertising, and established an educational & staff training program that evolved into NordicTrack University during 1990-1994. He then joined American Harvest, Inc., a housewares marketer/manufacturer in Chaska. At American Harvest, he was instrumental in the creation of a fitness division called, FasTrak Fitness. In 1997 Dale joined Fitness Quest, Inc., located in Canton, OH where he led new product development and established brand management infrastructure. In 1999, Dale moved into the nutraceutical industry joining Humanetics Corporation, an ingredient supplier to the dietary supplement industry. In 2003 Dale founded TurboFit, an innovative fitness and exercise company where he and a business partner developed and licensed proprietary technologies to fitness companies. He also joined Compex Technologies, Inc. a medical device manufacturer in 2003 and led the development of a consumer medical device business in electromuscle stimulation taking prescription product to over-the-counter status.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2007.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the overall compensation earned during the fiscal year ending December 31, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s two most highly compensated executive officers as of December 31, 2007 with compensation during fiscal year 2006 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Comp-ensation ($)	Nonqualified Deferred Comp-ensation Earnings ($)	All Other Compensation ($)(c)	Total ($)

Robert D. Prunetti, President and Chief Executive Officer from 2/21/06	2007	102,083 (1)	58,700 (5)	0	$53,499 (2)	0	0	66,000(3)	780,282

	2006	135,000 (4)	109,350 (5)	50,000 (6)	$307,990 (7)	0	0	69,040(8)	671,380

(a)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the shares as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the shares become exercisable (vest). As a general rule, for time-in-service-based shares, the Company will immediately expense any share or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the share. For a description FAS 123 R and the assumptions used in determining the value of the shares under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(b)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the stock awards as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the stock awards become exercisable (vest). As a general rule, for time-in-service-based stock awards, the Company will immediately expense any stock awards or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock awards. For a description FAS 123 R and the assumptions used in determining the value of the stock awards under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(c)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the Company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the Company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(1)	Mr. Prunetti’s annual base salary is $175,000 as of January 1, 2007. Fifty percent of the base salary payable to Mr. Prunetti has been deferred by Mr. Prunetti from January to October 2007.

(2)	On September 12, 2007 Mr. Prunetti was granted an option to purchase 250,000 shares of stock at an option exercise price of $0.30 per share having a term of ten years.

Also includes options held by Phoenix Ventures, LLC, an entity controlled by Mr. Prunetti, which provides business management services to the Company including daily administrative operations, strategic planning assistance, finance and accounting assistance and general management services.  The Company compensated Phoenix Ventures with the following options to purchase shares of Company common stock in 2007.  On November 1, 2007 Phoenix Ventures was granted 12,000 ten year options exercisable at $0.30 per share which vest 1,000 options per month commencing November 1, 2007.

(3)
Also includes fees of $66,000 paid to Phoenix Ventures.  The Company paid Phoenix Ventures a monthly fee of $6,000 from November 1, 2006 to October 1, 2007.  On November 1, 2007, the Company entered into a new twelve month agreement with Phoenix Ventures pursuant to which the Company pays a monthly fee of $3,000.

(4)
Mr. Prunetti was appointed President and Chief Executive Officer on February 21, 2006 at an annual base salary of $162,000 as of March 1, 2006. Fifty percent of the base salary payable to Mr. Prunetti in 2006 was deferred by Mr. Prunetti in 2006.

(5)
Mr. Prunetti earned a bonus of $72,900 in 2006 (45% of his base salary for calendar year 2006) and $37,500 (2.5% of the funds raised for calendar year 2006). Fifty percent of the bonus payable to Mr. Prunetti in 2006 ($58,700) was deferred by Mr. Prunetti in 2006 and was paid in 2007.

(6)
Pursuant to the terms of the Executive Agreements described below, Mr. Prunetti is entitled to 200,000 shares of restricted common stock which vest on March 1, 2007 if Mr. Prunetti is employed as the Chief Executive Officer of the Company as of such date.

(7)
Pursuant to the terms of the Executive Agreements described below, on October 1, 2006 Mr. Prunetti was granted an option to purchase 600,000 shares of stock at an option exercise price of $0.25 per share having a term of ten years. The option vests over a period of two years with 50% of the grant vesting on March 1, 2007, 25% vesting on September 1, 2007 and 25% vesting on March 1, 2008, if Mr. Prunetti is employed as the Chief Executive Officer of the Company as of such applicable vesting dates. On November 9, 2006, Mr. Prunetti was awarded 2,500,000 options to purchase common stock at an exercise price of $0.25, which options vest one-third on November 9, 2006, one-third on November 9, 2007 and one-third on November 9, 2008.

Also includes options held by Phoenix Ventures, LLC, an entity controlled by Mr. Prunetti. The Company compensated Phoenix Ventures with the following options to purchase shares of Company common stock: 2,500 ten year fully vested options exercisable at $0.25 per share were issued monthly from January 1, 2006 through October 1, 2006. On November 1, 2006 Phoenix Ventures was granted 30,000 ten year options exercisable at $0.25 per share which vest 2,500 options per month commencing November 1, 2006.

(8)
Mr. Prunetti was Executive Vice President of the Company until February 21, 2006 and was paid a salary of $4,500 in January 2006 and $4,500 in February 2006. Also includes $4,040 of interest earned on deferred salary.   Also includes fees of $56,000 paid to Phoenix Ventures.  The Company paid Phoenix Ventures a monthly fee of $3,000 from August 1, 2005 to May 1, 2006, $5,000 for the month of June 2006 and $6,000 from July 1, 2006 to October 1, 2006. On November 1, 2006, the Company entered into a new twelve month agreement with Phoenix Ventures pursuant to which the Company pays a monthly fee of $6,000.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his resignation, retirement or other termination, or a change in control of the Company see that section of this Form 10-KSB captioned “Employment and Consulting Arrangements”.

EXECUTIVE OFFICER OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides certain information concerning any common stock options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Robert D. Prunetti	2,727,322	873,668	0	0.25 – 0.30	2015 – 2017	200,000	$50,000	0	0

EMPLOYMENT AND CONSULTING ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

ROBERT D. PRUNETTI. Mr. Prunetti is the only executive officer who is a party to an employment agreement with the Company. Set forth below is information on the employment agreement with Mr. Prunetti.

On August 7, 2006 the Company entered into an Employment Agreement and related Incentive Program Agreement with Mr. Prunetti (together, the “Executive Agreements”). The Executive Agreements provide for an annual base salary of $162,000 through December 31, 2006 and thereafter at $175,000 per year. In addition, for each calendar year in which the Company employs Mr. Prunetti, Mr. Prunetti will be eligible to receive a target annual bonus of at least 30% with a maximum of 45% of his base salary for the calendar year, the exact amount to be established by the Compensation Committee. The annual bonus shall be payable based upon achieving business objectives to be determined by the Compensation Committee. The Compensation Committee awarded Mr. Prunetti a bonus of $72,900 for 2006 of which fifty percent of the bonus payable to Mr. Prunetti has been deferred by Mr. Prunetti. From August 7, 2006 fifty percent of the salary payable to Mr. Prunetti under the Executive Agreements has been deferred by Mr. Prunetti.

The Executive Agreements further provide that, in the event that the Company obtains additional financing to support its long term business and strategic plan, during the period March 1, 2006 (the first month Mr. Prunetti was acting as Chief Executive Officer and President) to December 31, 2006 Mr. Prunetti will be entitled to a performance bonus of 2.5% of the funds raised as a cash bonus. The Compensation Committee awarded Mr. Prunetti $37,500 as a performance bonus for funds raised in private placements during 2006 of which fifty percent of the bonus payable to Mr. Prunetti has been deferred by Mr. Prunetti. No bonus was payable to Mr. Prunetti if funds were raised pursuant to the standby equity distribution agreement with YA Global.

Mr. Prunetti has not entered into an agreement with respect to the deferral of payments due to him described above, but has voluntarily deferred his salary and bonuses as described herein due to the limited financial resources of the Company.  As of December 31, 2007 the Company owed $141,577 of deferred salary and interest and $59,064 of deferred bonuses and interest to Mr. Prunetti.  The deferred amount owed to Mr. Prunetti accrues interest at 8.5% per annum based on a verbal agreement with the Company.  The Company intends to pay the deferred amount owed to Mr. Prunetti when it obtains sufficient additional financing to meet its working capital needs.

Pursuant to the terms of the Executive Agreements, as of August 7, 2006, Mr. Prunetti was entitled to 200,000 shares of restricted common stock which vested on March 1, 2007 since Mr. Prunetti was employed as the Chief Executive Officer of the Company as of such date. Pursuant to the terms of the Executive Agreements, as of March 1, 2007, Mr. Prunetti is entitled to an additional 200,000 shares of vested common stock.  On April 15, 2008 Robert D. Prunetti agreed with the Company to accept 600,000 options exercisable at $0.25 in lieu of 400,000 shares of Company restricted common stock deliverable by the Company under the Executive Agreements.

Pursuant to the terms of the Executive Agreements, Mr. Prunetti was granted an option to purchase 600,000 shares of stock at an option exercise price of $0.25 per share having a term of ten years. The option vests over a period of two years with 50% of the grant vesting on March 1, 2007, 25% on September 1, 2007 and 25% on March 1, 2008.

The Executive Agreements further provide that, subject to Mr. Prunetti’s being in the employ of the Company as its Chief Executive Officer at the time of the applicable event listed below, the Company will grant to Mr. Prunetti the right to purchase the following number of shares of stock, at a price equal to the fair value of such stock on the date of grant as determined by the Board, on the following events, with such shares to be 100% vested on issuance: (i) on attainment of a public listing of the Company’s common stock, Mr. Prunetti will be granted 250,000 shares; and/or (ii) on attainment of revenues in excess of $1 million for the Company’s fiscal year, excluding extraordinary items, Mr. Prunetti will be granted 250,000 shares of Company common stock. In addition, on the first to occur of (i) attainment of profitability of the Company for four consecutive calendar quarters, or (ii) revenue in excess of $5 million for the Company’s fiscal year, excluding extraordinary items, Mr. Prunetti will be granted 150,000 shares of Company common stock.

The Executive Agreements expire August 7, 2008. The Executive Agreements may be terminated at any time by Mr. Prunetti upon written 90 days written notice in which case Mr. Prunetti shall be entitled to receive his base salary until the date his employment terminates and all compensation and benefits otherwise payable under the Executive Agreements will then cease. If the Company terminates Mr. Prunetti’s employment without “due cause”, then Mr. Prunetti will be entitled to receive his base salary and all other benefits described in the Executive Agreements until the end of the employment term.

If employment of Mr. Prunetti is terminated as a result of death or disability, then Mr. Prunetti or his estate or legal representative will receive his base salary to the date of death or disability and all compensation and benefits described in the Executive Agreements shall then cease.

If Mr. Prunetti’s employment is terminated for “due cause,” Mr. Prunetti will be entitled only to his prorated base salary through the date of termination and all compensation and benefits described in the Executive Agreements shall then cease.

Any of the following actions by Mr. Prunetti constitutes due cause for termination by us:

(i)
Executive has committed a material breach of the agreement, a misappropriation of funds, or other willful serious act against Company or any of its affiliates intending to enrich himself at the expense of Company or any of its affiliates or has been convicted of a felony,

(ii)
Executive has engaged in conduct that has caused demonstrable and serious injury, monetary or otherwise, to Company or any of its affiliates as evidenced by a binding and final judgment, order, or decree of a court or administrative agency of competent jurisdiction in effect after exhaustion of all rights of appeal of the action, suit, or proceeding, whether civil, criminal, administrative, or investigative,

(iii)	Executive, in carrying out his duties, has been guilty of willful gross neglect or willful gross misconduct, resulting in either case in material harm to Company or any of its affiliates, or

(iv)
Executive has refused to carry out his duties in gross dereliction of duty, and after receiving notice to such effect from the Board of Directors, Executive fails to cure the existing problem within 30 days.

Mr. Prunetti’s Executive Agreements contain a non-competition provision that remains effective for a period ending one year after the end of the employment term.

Mr. Prunetti was the Executive Vice President of the Company from September 15, 2005 through February 21, 2006 and was paid $4,500 on a monthly basis.

GENERAL

All employees are bound by the terms of confidentiality and non-disclosure agreements. The Company has agreements with certain of its consultants. The Company has a 401(k) plan for its employees. All contributions to the plan by the Company are at the discretion of the Board of Directors.

COMPENSATION OF DIRECTORS

GENERAL POLICY

The Company’s policy is to grant each non-employee director 10 year non-qualified stock options to purchase 150,000 shares of Company common stock at the time such director becomes a director of the Company. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest one-third on the date the director joins the Company’s Board and one-third on each of the first and second anniversaries of that date provided such person is serving as a director on such anniversary dates. Additional options may be grated from time to time at the discretion of the Board.

The Company’s policy is to pay each non-employer director $1,200 for each telephonic meeting of the Board attended and $2,500 for each in person meeting of the Board attended. Each director is also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.

2007 DIRECTOR COMPENSATION

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of December 31, 2007, with the exception of Mr. Prunetti, who is not compensated for his director responsibilities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(a)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Goldstein	1,500	0	$23,093(1)	0	0	0	24,593

David Lenihan	1,750	0	$23,093(2)	0	0	0	24,843

Roger Harrison	1,750	0	0	0	0	0	1,750

Timothy Parshall	1,750	0	0	0	0	0	1,750

Edward J. Sherman	1,750	0	0	0	0	0	1,750

(a)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(1)
On March 8, 2007, Dr. Goldstein was awarded ten year non-qualified options to purchase 150,000 shares at an exercise price of $0.30, which options vest one-third on March 8, 2007, one-third on March 8, 2008 and one-third on March 8, 2009.

(2)
On March 8, 2007, Mr. Lenihan was awarded ten year non-qualified options to purchase 150,000 shares at an exercise price of $0.30, which options vest one-third on March 8, 2007, one-third on March 8, 2008 and one-third on March 8, 2009.

On September 12, 2007 Mr. Lenihan was awarded ten year non-qualified options to purchase 100,000 shares at an exercise price of $0.30, which options vest September 12, 2007.

COMPENSATION OF ADVISORY BOARD MEMBERS

The Company’s policy is to grant to each member of the Advisory Board 10 year non-qualified stock options to purchase 100,000 shares of Company common stock at the time the advisor becomes a member of the Advisory Board. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest one-third upon the date the member joins the Advisory Board and one-third on each of the first and second anniversaries of that date provided such person is serving as an advisor on such anniversary dates.

On March 8, 2007, Dale Henn was appointed a member of the Advisory Board and we awarded 100,000 ten year non-qualified options to Mr. Henn at an exercise price of $0.30 per share, vesting one-third on March 8, 2007, one-third on March 8, 2008 and one-third on March 8, 2009, provided Mr. Henn is serving as an Advisory Board Member on such vesting date.

CONSULTING AGREEMENT WITH MONTGOMERY STRATEGIC PARTNERS, LLC.

On November 9, 2006, the Company entered into a two year Consulting Agreement with Montgomery Strategic Partners, LLC pursuant to which Montgomery Strategic will provide the Company with advice regarding financial and regulatory matters and potential strategic relationships and alliances in the healthcare and rehabilitation industry. As compensation under the agreement on November 9, 2006, the Company granted to Montgomery Strategic 10 year non-qualified stock options to purchase 290,000 shares of Company common stock with an exercise price of $0.25. The options vest one-half December 31, 2006, and one-half December 31, 2007 provided Montgomery is providing consulting services on such vesting date. On March 8, 2007, the Company granted to Montgomery Strategic 10 year non-qualified stock options to purchase 150,000 shares of Company common stock with an exercise price of $0.30. The options vest one-third March 8, 2007, one-third March 8, 2008 and one-third March 8, 2009 provided Montgomery Strategic is providing consulting services on such vesting date.  On April 15, 2008, the Company granted to Montgomery Strategic 10 year non-qualified stock options to purchase 100,000 shares of Company common stock with an exercise price of $0.30. The options vest one-half April 15, 2008, one-half April 15, 2009 provided Montgomery Strategic is providing consulting services on such vesting date.

STOCK INCENTIVE PLANS

GENERAL. The Company’s Board of Directors adopted, and the Company’s stockholders approved a 1999 Stock Incentive Plan as amended (the “1999 Plan”). The maximum aggregate number of shares of common stock that may be awarded to individuals under the 1999 Plan is 9,000,000 shares. The 1999 Plan terminates in 2009. The Company’s Board of Directors adopted a 2006 Stock Incentive Plan, as amended (the “2006 Plan”). The maximum aggregate number of shares of common stock that may be awarded to individuals under the 2006 Plan is 12,000,000 shares. The 2006 Plan terminates in 2016. The 1999 Plan and the 2006 Plan are together referred to as the Plan.

The purpose of the Plan is:

o	To provide a means whereby key individuals may sustain a sense of proprietorship and personal involvement in the Company’s continued development and financial success of the Company; and

o	To encourage key individuals to remain with and devote their best efforts to the business of the Company, thereby advancing its interests and the interests of its stockholders.

Under the Plan, directors, officers, employees, consultants, and advisors are eligible to acquire common stock or otherwise participate in the Company’s financial success.

Any shares that remain unissued at the termination of the Plan will cease to be subject to the Plan. Until termination of the Plan, the Company will reserve sufficient shares to meet the requirements of the Plan.

The Compensation Committee of the Board of Directors administers the Plan. The Compensation Committee selects the individuals to whom awards will be made and establishes the amount of the award for each individual.

STOCK OPTIONS. Options granted under the Plan may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options which are not incentive stock options. Whether or not options will be granted, the number of shares subject to each option granted, the prices at which options may be exercised (which may not be less than the fair market value of shares of the common stock on the date of grant), whether an option will be an incentive stock option or a non-incentive stock option, the time or times and the extent to which options may be exercised, and all other terms and conditions of the options are determined by the Compensation Committee.

Each incentive stock option terminates no later than 10 years after the date of grant, except with respect to incentive stock options granted to 10% stockholders. The exercise price at which shares of common stock may be purchased may not be less than the fair market value of shares of the common stock at the time the option is granted, except with respect to incentive stock options granted to 10% stockholders. The exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all shares of the stock of the Company may not be less than 110% of the fair market value of the shares of common stock on the date the incentive stock option is granted. The term of an incentive stock option granted to a 10% stockholder may not exceed five years from the date of grant.

The exercise price at which shares of common stock may be purchased must be paid in any one or a combination of cash, shares already owned, or plan awards which the optionee has an immediate right to exercise.

Under the 1999 Plan as of December 31, 2007 the Company had outstanding options to purchase 6,340,333 shares of common stock at an exercise price of $0.25 per share.

Under the 2006 Plan as of December 31, 2007 the Company had outstanding options to purchase 6,027,000 shares of common stock at exercise prices ranging from $0.25 to $0.30 per share.

RESTRICTED STOCK AWARDS. The Plan provides that restricted stock awards under the Plan will be in the form of shares of common stock, restricted as to transfer and subject to forfeiture. No restricted stock awards have been granted under the Plan.

STOCK APPRECIATION RIGHTS. Stock appreciation rights are rights entitling the grantee to receive cash or shares of common stock having a fair market value equal to the appreciation in market value of a stated number of shares from the date of grant, or in the case of rights granted in tandem with or by reference to an option granted prior to the grant of such rights, from the date of grant of the related option to the date of exercise. No stock appreciation rights have been granted under the Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 2008, with respect to the beneficial ownership of the outstanding common stock by (i) each person known by us to own 5% or more of the outstanding shares of common stock, (ii) each director, (iii) the executive officers, and (iv) all directors and officers as a group. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNER (A)	SHARES BENEFICIALLY OWNED (B)	PERCENTAGE OF CLASS

MORE THAN 5% BENEFICIAL OWNERS:
The Holding Company (1)	14,709,500	26.20
Kanter, Joshua (2)	15,144,500	26.77
Gordon, Kenneth & Susan (3)	6,720,525	11.13
Cartmell, Paul (4)	5,139,014	9.10
Long, Jacson T. & Camille (5)	4,856,863	8.43
Silverman, Marc (6)	3,933,156	7.05
Hatfield, Joseph (7)	3,583,446	6.41
Marable, Lawrence (8)	3,102,500	5.50
Barr, Thomas A. (9)	3,030,003	5.40
Mellman, Michael (10)	2,759,287	5.01

EXECUTIVE OFFICERS AND DIRECTORS:
Harrison, Roger (11)	839,166	1.54
Prunetti, Robert (12)	3,132,832	5.55
Bartolomei, James (13)	33,333	*
Goldstein, Gary (14)	100,000	*
Lenihan, David (15)	516,667	*
Parshall, Timothy (16)	200,000	*
Sherman, Ed (17)	200,000	*
All Executive Officers and
Directors as a group (18)	5,021,998	7.06%

*     Less than 1%.

(a)	The addresses for the above identified officers and directors are c/o Performance Health Technologies, Inc., 427 Riverview Plaza, Trenton, New Jersey 08611.

(b)
Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.  Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

(1)
Includes 12,315,500 shares and 2,394,000 shares issuable upon conversion of $598,500 of 2003 Notes at a conversion price of $0.25 per share. Joshua S. Kanter is the President of The Holding Company and holds sole voting and investment control of the shares held by The Holding Company.

(2)
Includes 20,000 shares and options to purchase 415,000 shares of Common Stock held by Joshua S. Kanter. Also includes 12,315,500 shares owned by The Holding Company and 2,394,000 shares issuable upon conversion of $598,500 of 2003 Notes owned by The Holding Company at a conversion price of $0.25 per share. Sole voting and investment control of the shares held by The Holding Company is held by Mr. Kanter, the President of The Holding Company. Joshua S. Kanter disclaims any and all beneficial and pecuniary interest in the shares owned by The Holding Company.

(3)
Includes the following held by Kenneth & Susan Gordon: 63,925 shares, 5,187,000 issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share and 44,350 shares issuable upon the exercise of warrants; the following held by Kenneth Gordon: 54,250 shares and 570,000 shares issuable upon the conversion of the 2003 Notes at a conversion price of $0.25 per share, 165,000 shares issuable upon conversion of 2007 E Notes at an assumed conversion price of $0.30 per share and 180,000 shares issuable upon the exercise of warrants; and the following held by Susan Gordon: 456,000 issuable upon the conversion of the 2003 Notes at a conversion price of $0.25 per share. These stockholders are prohibited from converting such number of shares as would result in such stockholders holding in excess of 4.99% of our outstanding common stock, which provision may be waived by the stockholder upon 65 days’ notice. While the shares beneficially owned set forth in this table assumes that this provision does not apply the stockholder disclaims beneficial ownership of such shares.

(4)
Includes the following held by Paul Cartmell: 2,441,025 outstanding shares; 313,500 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share, 635,772 shares issuable upon conversion of the 2006 A Notes at an assumed conversion price of $0.175 per share, 172,147 shares issuable upon conversion of the 2006 G Notes at a conversion price of $0.30 per share, and 1,576,750 shares issuable upon the exercise of warrants. This stockholder is prohibited from converting such number of shares as would result in his holding in excess of 4.99% of our outstanding common stock, which provision may be waived by the stockholder upon 65 days’ notice. While the shares beneficially owned set forth in this table assumes that this provision does not apply the stockholder disclaims beneficial ownership of such shares.

(5)
Includes the following held by Jacson T. Long: 939,998 shares, 1,898,100 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share, 158,592 shares issuable upon conversion of the 2006 B Notes at an assumed conversion price of $0.175 per share, 220,000 shares issuable upon conversion of the 2006 C Notes at an assumed conversion price of $0.175 per share, 50,000 shares issuable upon conversion of the 2007 F Notes at an assumed conversion price of $0.30 per share and 1,283,003 shares issuable upon the exercise of warrants; the following held by Jacson T. and Camille Long: 61,575 shares, and 101,775 shares issuable upon the exercise of warrants; and the following held by Camille Long: 7,020 shares and 136,800 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share. These stockholders are prohibited from converting such number of shares as would result in such stockholders holding in excess of 4.99% of our outstanding common stock, which provision may be waived by the stockholder upon 65 days’ notice. While the shares beneficially owned set forth in this table assumes that this provision does not apply the stockholder disclaims beneficial ownership of such shares.

(6)	Includes the following held by Marc Silverman: 1,893,154 shares and 2,040,002 shares issuable upon the exercise of options.

(7)
Includes the following held by Joseph Hatfield: 1,468,874 outstanding shares; 570,000 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share and 628,572 shares issuable upon conversion of the 2006 C Notes at an assumed conversion price of $0.175 per share; and 916,000 shares issuable upon the exercise of warrants. This stockholder is prohibited from converting such number of shares as would result in his holding in excess of 4.99% of our outstanding common stock, which provision may be waived by the stockholder upon 65 days’ notice. While the shares beneficially owned set forth in this table assumes that this provision does not apply the stockholder disclaims beneficial ownership of such shares.

(8)
Includes the following held by Lawrence Marable: 447,795 shares, 2,017,800 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share and 352,750 shares issuable upon the exercise of warrants; and the following held by Lawrence Marable, IRA BSSC: 21,955 shares, 262,200 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share. This stockholder is prohibited from converting such number of shares as would result in his holding in excess of 4.99% of our outstanding common stock, which provision may be waived by the stockholder upon 65 days’ notice. While the shares beneficially owned set forth in this table assumes that this provision does not apply the stockholder disclaims beneficial ownership of such shares.

(9)
Includes the following held by Thomas A. Barr: 646,530 outstanding shares; 826,500 shares issuable upon conversion of the 2003 Notes at a conversion price of $0.25 per share, 635,772 shares issuable upon conversion of the 2006 A Notes at an assumed conversion price of $0.175 per share, and 921,201 shares issuable upon the exercise of warrants. This stockholder is prohibited from converting such number of shares as would result in his holding in excess of 4.99% of our outstanding common stock, which provision may be waived by the stockholder upon 65 days’ notice. While the shares beneficially owned set forth in this table assumes that this provision does not apply the stockholder disclaims beneficial ownership of such shares.

(10)	Includes the following held by Michael Mellman: 1,447,621 shares and 1,311,666 shares issuable upon the exercise of options.

(11)	Includes the following held by Roger Harrison: 12,500 shares and 826,666 shares issuable upon the exercise of options.

(12)
Includes the following held by Robert Prunetti: 412,500 shares and 2,658,322 shares issuable upon the exercise of options and the following held by Phoenix Ventures LLC, an entity controlled by Mr. Prunetti: 62,000 shares issuable upon the exercise of options. Sole voting and investment control for the shares held by Phoenix Ventures, LLC is held by Robert Prunetti.

(13)	Includes 33,333 shares issuable upon the exercise of options held by Bartolomei Pucciarelli, LLC, an entity controlled by Mr. Bartolomei.

(14)	Includes the following held by Gary Goldstein: 100,000 shares issuable upon the exercise of options.

(15)
Includes the following held by David Lenihan: 166,667 shares issuable upon conversion of the April 2006 Notes at a conversion price of $0.30, 150,000 shares issuable upon the exercise of warrants and 200,000 shares issuable upon the exercise of options.

(16)	Includes the following held by Timothy Parshall: 200,000 shares issuable upon the exercise of options.

(17)	Includes the following held by Ed Sherman: 200,000 shares issuable upon the exercise of options.

(18)	Includes 425,000 shares, 166,667 issuable upon conversion of the April 2006 Notes, 150,000 shares issuable upon warrants and 4,280,331 shares issuable upon the exercise of options.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into agreements with certain of our current and former executive officers and directors as described above in “Executive Compensation.”

Phoenix Ventures, LLC, an entity controlled by Robert Prunetti, the Company’s President and Chief Executive Officer, provides business management services to the Company including daily administrative operations, strategic planning assistance, finance and accounting assistance and general management services. For such services, the Company paid Phoenix Ventures a monthly fee of $3,000 from July 31, 2005 to May 1, 2006, $5,000 for the month of June 2006 and $6,000 from July 1, 2006 to October 1, 2006. The Company also compensated Phoenix Ventures with the following options to purchase shares of Company common stock: 2,500 ten year fully vested options exercisable at $0.25 per share were issued monthly from January 1, 2006 through October 1, 2006.  On November 1, 2006, the Company entered into a new twelve month agreement with Phoenix Ventures pursuant to which the Company paid a monthly fee of $6,000. In addition, on November 1, 2006 Phoenix Ventures was granted 30,000 ten year options exercisable at $0.25 per share which vest 2,500 options per month commencing November 1, 2006.  On November 1, 2007, the Company entered into a new twelve month agreement with Phoenix Ventures pursuant to which the Company pays a monthly fee of $6,000. In addition, on November 1, 2007 Phoenix Ventures was granted 30,000 ten year options exercisable at $0.30 per share which vest 1,000 options per month commencing November 1, 2007.

Dominique Prunetti Miller, our corporate Secretary, is the daughter of Robert Prunetti, the Company’s President and Chief Executive Officer.  Ms. Miller was an employee of Phoenix Ventures until October 2007 and was paid by Phoenix Ventures until such time.  Ms. Miller has been an employee of the Company since October 2007 at an annual salary of $60,000.   On November 9, 2006 we granted 50,000 ten year options exercisable at $0.25 per share to Ms. Miller which vest one-third on November 9, 2006, one-third on November 9, 2007 and one-third on November 9, 2008.  On April 10, 2007, we granted 50,000 ten year options exercisable at $0.25 per share to Ms. Miller which vest one-third on November 9, 2006, one-third on November 9, 2007 and one-third on November 9, 2008. On April 15, 2008, we granted 75,000 ten year options exercisable at $0.30 per share to Ms. Miller which vest one-third on April 15, 2008, one-third on April 15, 2009 and one-third on April 15, 2010.  We granted these options for Ms. Miller’s services as corporate Secretary.

The Company subleases approximately 150 sq. feet of its Trenton, New Jersey, office space to Phoenix Ventures, LLC for $750 per month.

The Company entered into a services agreement with Bartolomei Pucciarelli, LLC (“Bartolomei Pucciarelli”) dated June 26, 2006 pursuant to which Bartolomei Pucciarelli performs financial reporting and related services. Effective September 20, 2006, the Board of Directors of the Company appointed James E. Bartolomei as the Chief Financial Officer and Treasurer of the Company. Mr. Bartolomei, is the founding and managing partner of Bartolomei Pucciarelli. Under the services agreement we incurred fees of approximately $117,377 in 2006 and $211,087 in 2007.  As of December 31, 2007 the Company has paid Bartolomei Pucciarelli $137,803 and owes the firm the remaining amount of $190,661. The balance due does not bear interest and is included in the trade payables of the Company. The services agreement calls for payment terms of 30 days with interest charges assessed after 60 days. Bartolomei Pucciarelli has agreed to waive any interest charges on past due amounts. As of December 31, 2007, $156,953 of the total outstanding balance of $190,661 is over 60 days past due.  Bartolomei Pucciarelli has agreed to continue to waive interest charges on past due amounts.

Since January 1, 2005, we have not entered into any transaction with any stockholder of the Company set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” except for the payments made to Mr. Silverman and Mr. Prunetti under the employment and consulting agreements described herein and as follows: Paul Cartmell purchased $75,000 of 2005 A Notes on March 11, 2005, $50,000 of 2005 A Notes on May 2, 2005, $10,000 of 2005 A Notes on May 18, 2005, $75,000 of 2005 B Notes on September 15, 2005, $50,000 of 2005 B Notes on September 29, 2005, $10,000 of 2005 B Notes on November 15, 2005, $79,000 of 2005 B Notes on December 7, 2005, $100,000 of 2006A Notes on May 15, 2006 and $50,000 of

2006 G Notes on January 16, 2007 and $10,000 of 2008 C Notes on April 4, 2008; Jacson Long purchased $12,000 of 2005 B Notes on December 30, 2005, $25,000 of 2006 B Notes on May 24, 2006, $35,000 of 2006 C Notes on July 30, 2006 and $15,000 of 2007 E Notes on September 28, 2007; Joseph Hatfield purchased $33,000 of 2005 A Notes on March 11, 2005, $50,000 of 2005 A Notes on May 18, 2005, $75,000 of 2005 B Notes on September 29, 2005, $34,000 of 2005 B Notes on November 15, 2005, $14,000 of 2005 B Notes on December 21, 2005, $35,000 of 2005 B Notes on January 11, 2006 and $100,000 of 2006 C Notes on June 30, 2006;  Thomas Barr purchased $100,000 of 2006 A Notes on May 15, 2006; and Kenneth Gordon purchased $45,000 of 2007 E Notes on June 27, 2007. See “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition – Financing Transactions” for the terms of these financings.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13.	EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation, as of October 26, 2005 (1)

3.2	By-Laws (1)

3.3	Amended and Restated Certificate of Incorporation of the Company, filed on July 13, 2007 (2)

10.1	Form of Amended and Restated Common Stock Purchase Warrant issued to investors in 2001 A private placement (1)

10.2	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities, Inc. 2001 A private placement in 2001 (1)

10.3	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities, Inc. 2001 consulting agreement (1)

10.4	Form of Amended and Restated Common Stock Purchase Warrant issued to bridge loan converters in 2001 private placement (1)

10.5	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities in 2001 A private placement (1)

10.6	Form of Amended and Restated Common Stock Purchase Warrant issued to investors in 2001 B private placement (1)

10.7	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities, Inc. 2001 B private placement (1)

10.8	Form of Amended and Restated Common Stock Purchase Warrant issued to North Coast Securities Corporation in 2003 private placement (1)

10.9	Form of Amended and Restated Common Stock Purchase Warrant issued to North Coast Securities Corporation in 2005 A private placement (1)

10.10	Form of Amended and Restated Common Stock Purchase Warrant issued to North Coast Securities Corporation in 2005 B private placement (1)

10.11	Form of Amended and Restated Common Stock Purchase Warrant issued to investors in 2005 B private placement (1)

10.12	Form of $0.30 Common Stock Purchase Warrant issued to investor on April 4, 2006 (1)

10.13	Form of $0.50 Common Stock Purchase Warrant issued to investors in 2006 A private placement (1)

10.14	Form of $0.50 Common Stock Purchase Warrant issued to investors in 2006 B private placement (1)

10.15	Form of $1.00 Common Stock Purchase Warrant issued to investors in 2006 B private placement (1)

10.16	Form of $0.60 Common Stock Purchase Warrant issued to investors in 2006 C private placement (1)

10.17	Form of $1.20 Common Stock Purchase Warrant issued to investors in 2006 C private placement (1)

10.18	Form of Common Stock Purchase Warrant issued to North Coast Securities Corporation dated July 1, 2006 (1)

10.19	Form of $0.50 Common Stock Purchase Warrant issued to investor in 2006 D private placement (1)

10.20	Form of Amended and Restated 8.5% Convertible Note issued in 2003 private placement (1)

10.21	Form of Amended and Restated 10% Convertible Note issued in 2005 A and B private placement (1)

10.22	Form of 15% Convertible Note dated April 4, 2006 (1)

10.23	Form of 10% Convertible Note dated May 15, 2006 (1)

10.24	Form of 10% Convertible Note dated May 24, 2006 (1)

10.25	Form of 10% Convertible Note dated June 30, 2006 (1)

10.26	Form of 13% Convertible Note dated October 13, 2006 (1)

10.27	Amended and Restated 1999 Stock Incentive Plan (1)

10.28	Form of Stock Option Agreement relating to the Company’s 1999 Stock Incentive Plan (1)

10.29	Form of Consulting Agreement between Performance Health Technologies, Inc. and Marc R. Silverman dated as of March 1, 2006 (1)

10.30	Employment Agreement between Performance Health Technologies, Inc. and Robert D. Prunetti dated as of August 7, 2006 (1)

10.31	Assignment and Assumption of Lease by and between Tecker Consultants, LLC, Performance Health Technologies, Inc. and BOI, L.L.C. dated August 1, 2006 (1)

10.32	Lease dated as of October 31, 1994 between The Flynn Company, as Rent Receiver for River View Executive Park, Inc., and Tecker Consultants LLC (1)

10.33	Services Agreement between Performance Health Technologies, Inc. and Phoenix Ventures, LLC dated November 1, 2006 (1)

10.34	Form of Business Advisory Services Agreement with Advisory Board Members (1)

10.35	Consulting Agreement dated November 9, 2006 between Performance Health Technologies, Inc. and Montgomery Strategic Partners, LLC (1)

10.36	Employment Agreement between Performance Health Technologies, Inc. and Marc Silverman dated January 1, 2005 (1)

10.37	Agreement dated June 26, 2006 between Performance Health Technologies, Inc. and Bartolomei Pucciarelli (1)

10.38	Placement Agent Agreement dated May 10, 2006 between Performance Health Technologies, Inc. and North Coast Securities Corporation (1)

10.39	Financial Advisory and Investment Banking Agreement dated July 1, 2006 between Performance Health Technologies, Inc. and North Coast Securities Corporation (2)

10.40	2006 Stock Incentive Plan (1)

10.41	Manufacturing Agreement dated November 30, 2006 between Performance Health Technologies, Inc and Byers Peak (1)

10.42	Form of Common Stock Purchase Warrant issued to investors in 2006 G private placement (1)

10.43	Form of 15% Note dated December 7, 2006 (1)

10.44	Form of 15% Note dated December 14, 2006 (1)

10.45	Form of 10% Note issued December 27, 2006 - January 16, 2007 (1)

10.46	Form of Amendment dated January 9, 2007 to Notes dated April 4, 2006, May 15, 2006, May 24, 2006, June 30, 2006 (1)

10.47	Placement Agent Agreement dated December 7, 2006 between Performance Health Technologies, Inc. and North Coast Securities Corporation (1)

10.48	Software License Agreement between Performance Health Technologies, Inc. and StayHealthy, Inc., effective February 1, 2007 (1)

10.49	Sales and Marketing Agreement between Performance Health Technologies, Inc. and Interactive Metronome, Inc. dated February 27, 2007 (1)

10.50	Form of 13% Promissory Note dated March 27, 2007 (1)

10.51	Form of 15% Promissory Note dated March 27, 2007 (1)

10.52	Non-Exclusive Distribution Agreement between Performance Health Technologies, Inc. and StayHealthy, Inc., dated April 20, 2007 (1)

10.53	Form of Amendment dated May 1, 2007 to Notes December 7, 2006, December 14, 2006, December 27, 2006 - January 16, 2007 (1)

10.54	Form of Amendment Agreement with October 13, 2006 Noteholder dated April 13, 2007(3)

10.55	Form of Warrants issued to October 13, 2006 Noteholder dated April 13, 2007(3)

10.56	Placement Agent Agreement dated May 15, 2007 between Performance Health Technologies, Inc. and North Coast Securities Corporation(3)

10.57	Form of Subscription Agreement dated May 15, 2007 entered into in 2007 C private placement (3)

10.58	Form of Convertible Note issued on May 15, 2007 (3)

10.59	Form of Warrant dated May 15, 2007 (3)

10.60	Form of Security Agreement dated May 15, 2007 (3)

10.61	Form of Registration Rights Agreement entered into between Performance Health Technologies, Inc. and investors in 2003, 2005 A and 2005 B private placements (3)

10.62	Form of Subscription Agreement entered into on April 4, 2006 (3)

10.63	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 A private placement (3)

10.64	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 B private placement (3)

10.65	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 C private placement (3)

10.66	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 D private placement (3)

10.67	Form of Non-U.S. Subscription Agreement and Investor Questionnaire entered into in 2006 G private placement (3)

10.68	Form of Debt Exchange Agreement and Investor Questionnaire dated June 15, 2007 entered into in 2007 D private placement (3)

10.69	Form of Convertible Note dated June 15, 2007 (3)

10.70	Form of $0.75 Warrants dated June 15, 2007 (3)

10.71	Form of $1.50 Warrants dated June 15, 2007 (3)

10.72	Placement Agent Agreement dated July 31, 2003 between Performance Health Technologies, Inc. and North Coast Securities Corporation (3)

10.73	Registration Rights Agreement dated August 17, 2001 by and between Performance Health Technologies, Inc. (formerly known as Sport Trac Systems, Inc.) and First Allied Securities, Inc. (3)

10.74	Form of Subscription Agreement and Investor Questionnaire entered into in 2007 E private placement (3)

10.75	Form of Convertible Note issued in 2007 E private placement (3)

10.76	Form of $0.75 Warrants issued in 2007 E private placement (3)

10.77	Form of $1.50 Warrants issued in 2007 E private placement (3)

10.78	Form of Amendment to Convertible Notes dated April 4, 2006 (4)

10.79	Form of Amendment to Convertible Notes dated May 15, 2006, May 24, 2006 and June 30, 2006 (4)

10.80	Form of Amendment to Convertible Notes dated December 27, 2006, January 11, 2007 and January 16, 2007 (4)

10.81	Form of Amendment to Convertible Notes dated May 14, 2007 (4)

10.82	Dawson James Financial Advisory Agreement dated July 2, 2007 (4)

10.83	Dawson James Placement Agreement dated July 2, 2007 (5)

10.84	Financial Advisory Agreement Warrant Issued to Dawson James dated August 15, 2007 (5)

10.85	Executed Amendment dated January 9, 2007 to Notes dated April 4, 2006, May 15, 2006, May 24, 2006 and June 30, 2006 (6)

10.86	Executed Amendments dated May 1, 2007 to Notes dated December 7, 2006, December 14, 2006 and December 27, 2006 – January 16, 2007 (6)

10.87	Executed Amendment dated April 13, 2007 to Note dated October 13, 2006 (6)

10.88	Executed Amendment dated June 30, 2007 to Notes dated April 4, 2006 (6)

10.89	Executed Amendment dated June 30, 2007 to Notes dated May 15, 2006, May 24, 2006 and June 30, 2006 (6)

10.90	Executed Amendment dated July 13, 2007 to Note dated May 14, 2007 (6)

10.91	Executed Amendment dated July 15, 2007 to Notes dated December 27, 2006, January 11, 2007 and January 16, 2007 (6)

10.99	Form of Subscription Agreement and Investor Questionnaire entered into in 2007 F private placement (6)

10.100	Form of 10% Convertible Note issued in 2007 F private placement (6)

10.101	Form of $0.75 Warrant issued in 2007 F private placement (6)

10.102	Form of $1.50 Warrant issued to 2007 F Convertible Note investors (6)

10.103	Form of Warrant issued to Dawson James Securities as compensation under placement agreement dated July 2, 2007 (6)

10.104	Form of Warrant issued to North Coast Securities Corporation as compensation under placement agreement dated May 15, 2007 (7)

10.105	Termination Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) dated November 14, 2007 (7)

10.106	Services Agreement between Performance Health Technologies, Inc. and Phoenix Ventures dated November 1, 2007 +

10.107	Third Amendment to Lease dated December 31, 2007 +

10.108	Executed Amendment to Note dated March 27, 2007 +

10.109	Executed Amendment dated November 1, 2007 to Notes dated April 4, 2006, May 15, 2006, May 24, 2006, June 30, 2006, December 27, 2006, January 11, 2007 and January 16, 2007 +

10.110	Executed Amendment dated November 1, 2007 to Note dated May 14, 2007 +

10.111	Form of Subscription Agreement entered into in 2008 A private placement +

10.112	Form of 10% Convertible Note issued in 2008 A private placement +

10.113	Form of $1.00 Warrant issued in 2008 A private placement +

10.114	Form of $1.50 Warrant issued to 2008 A private placement +

10.115	Form of Subscription Agreement entered into in 2008 B private placement +

10.116	Form of 12% Promissory Note issued in 2008 B private placement +

10.117	Warrant Amendment issued in 2008 B private placement

10.118	Form of Subscription Agreement entered into in 2008 C private placement +

10.119	Form of 12% Non-Convertible Note issued in 2008 C private placement +

10.120	Form of $0.30 Warrants issued in 2008 C private placement +

10.121	Finders Fee Agreement dated March 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities +

10.122	Selling Agreement dated January 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities +

14.1	Code of Ethics (1)

21.1	Subsidiaries: None

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

99.1	Advisory Board Charter (1)

+          Filed herewith.

(1)	Filed as an exhibit to the Registration Statement on Form 10-SB filed with the SEC on May 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement Amendment No. 1 on Form 10-SB filed with the SEC on July 3, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registration Statement Amendment No. 2 on Form 10-SB filed with the SEC on August 6, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-QSB for the period ended June 30, 2007.

(6)	Filed as an exhibit to the Registration Statement Amendment No. 3 on Form 10-SB filed with the SEC on September 27, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement Amendment No. 4 on Form 10-SB filed with the SEC on November 19, 2007 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2007 and 2006 for professional services rendered by Moore Stephens as our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and our Form 10-QSB was $39,000 and $0 respectively.

AUDIT-RELATED FEES

Audit related fees billed in each of fiscal 2007 and fiscal 2006, related to the registration statement process, amounted to $88,293 and $51,737.

TAX FEES

No tax fees were billed by our independent registered public accounting firm in either fiscal 2007 or fiscal 2006.

ALL OTHER FEES

No other fees were billed by our independent registered public accounting firm in either fiscal 2007 or fiscal 2006.

PRE-APPROVAL POLICIES AND PROCEDURES

We do not currently have an audit committee.  The decision to retain Moore Stephens as our principal accountant for the audit of our financial statements for the year ended December 31, 2007 was approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE HEALTH TECHNOLOGIES, INC.

Date: April 15, 2008	BY:	/s/ Robert D. Prunetti
Robert D. Prunetti, President & Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2008	BY:	/s/ James Bartlomei
James Bartlomei, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert D. Prunetti
Robert D. Prunetti	President, Chief Executive Officer & Director (Principal Executive Officer)	April 15, 2008
/s/ James Bartlomei
James Bartlomei	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008
/s/ Roger G. Harrison
Roger G. Harrison	Director	April 15, 2008
/s/ Timothy F. Parshall
Timothy F. Parshall	Director	April 15, 2008
/s/ Edward Sherman
Edward Sherman	Director	April 15, 2008
/s/ David Lenihan
David Lenihan	Director	April 15, 2008
/s/ Gary Goldstein
Gary Goldstein	Director	April 15, 2008

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation, as of October 26, 2005 (1)

3.1	Amended and Restated Certificate of Incorporation, as of October 26, 2005 (1)

3.2	By-Laws (1)

3.3	Amended and Restated Certificate of Incorporation of the Company, filed on July 13, 2007 (2)

10.1	Form of Amended and Restated Common Stock Purchase Warrant issued to investors in 2001 A private placement (1)

10.2	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities, Inc. 2001 A private placement in 2001 (1)

10.3	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities, Inc. 2001 consulting agreement (1)

10.4	Form of Amended and Restated Common Stock Purchase Warrant issued to bridge loan converters in 2001 private placement (1)

10.5	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities in 2001 A private placement (1)

10.6	Form of Amended and Restated Common Stock Purchase Warrant issued to investors in 2001 B private placement (1)

10.7	Form of Amended and Restated Common Stock Purchase Warrant issued to First Allied Securities, Inc. 2001 B private placement (1)

10.8	Form of Amended and Restated Common Stock Purchase Warrant issued to North Coast Securities Corporation in 2003 private placement (1)

10.9	Form of Amended and Restated Common Stock Purchase Warrant issued to North Coast Securities Corporation in 2005 A private placement (1)

10.10	Form of Amended and Restated Common Stock Purchase Warrant issued to North Coast Securities Corporation in 2005 B private placement (1)

10.11	Form of Amended and Restated Common Stock Purchase Warrant issued to investors in 2005 B private placement (1)

10.12	Form of $0.30 Common Stock Purchase Warrant issued to investor on April 4, 2006 (1)

10.13	Form of $0.50 Common Stock Purchase Warrant issued to investors in 2006 A private placement (1)

10.14	Form of $0.50 Common Stock Purchase Warrant issued to investors in 2006 B private placement (1)

10.15	Form of $1.00 Common Stock Purchase Warrant issued to investors in 2006 B private placement (1)

10.16	Form of $0.60 Common Stock Purchase Warrant issued to investors in 2006 C private placement (1)

10.17	Form of $1.20 Common Stock Purchase Warrant issued to investors in 2006 C private placement (1)

10.18	Form of Common Stock Purchase Warrant issued to North Coast Securities Corporation dated July 1, 2006 (1)

10.19	Form of $0.50 Common Stock Purchase Warrant issued to investor in 2006 D private placement (1)

10.20	Form of Amended and Restated 8.5% Convertible Note issued in 2003 private placement (1)

10.21	Form of Amended and Restated 10% Convertible Note issued in 2005 A and B private placement (1)

10.22	Form of 15% Convertible Note dated April 4, 2006 (1)

10.23	Form of 10% Convertible Note dated May 15, 2006 (1)

10.24	Form of 10% Convertible Note dated May 24, 2006 (1)

10.25	Form of 10% Convertible Note dated June 30, 2006 (1)

10.26	Form of 13% Convertible Note dated October 13, 2006 (1)

10.27	Amended and Restated 1999 Stock Incentive Plan (1)

10.28	Form of Stock Option Agreement relating to the Company’s 1999 Stock Incentive Plan (1)

10.29	Form of Consulting Agreement between Performance Health Technologies, Inc. and Marc R. Silverman dated as of March 1, 2006 (1)

10.30	Employment Agreement between Performance Health Technologies, Inc. and Robert D. Prunetti dated as of August 7, 2006 (1)

10.31	Assignment and Assumption of Lease by and between Tecker Consultants, LLC, Performance Health Technologies, Inc. and BOI, L.L.C. dated August 1, 2006 (1)

10.32	Lease dated as of October 31, 1994 between The Flynn Company, as Rent Receiver for River View Executive Park, Inc., and Tecker Consultants LLC (1)

10.33	Services Agreement between Performance Health Technologies, Inc. and Phoenix Ventures, LLC dated November 1, 2006 (1)

10.34	Form of Business Advisory Services Agreement with Advisory Board Members (1)

10.35	Consulting Agreement dated November 9, 2006 between Performance Health Technologies, Inc. and Montgomery Strategic Partners, LLC (1)

10.36	Employment Agreement between Performance Health Technologies, Inc. and Marc Silverman dated January 1, 2005 (1)

10.37	Agreement dated June 26, 2006 between Performance Health Technologies, Inc. and Bartolomei Pucciarelli (1)

10.38	Placement Agent Agreement dated May 10, 2006 between Performance Health Technologies, Inc. and North Coast Securities Corporation (1)

10.39	Financial Advisory and Investment Banking Agreement dated July 1, 2006 between Performance Health Technologies, Inc. and North Coast Securities Corporation (2)

10.40	2006 Stock Incentive Plan (1)

10.41	Manufacturing Agreement dated November 30, 2006 between Performance Health Technologies, Inc and Byers Peak (1)

10.42	Form of Common Stock Purchase Warrant issued to investors in 2006 G private placement (1)

10.43	Form of 15% Note dated December 7, 2006 (1)

10.44	Form of 15% Note dated December 14, 2006 (1)

10.45	Form of 10% Note issued December 27, 2006 - January 16, 2007 (1)

10.46	Form of Amendment dated January 9, 2007 to Notes dated April 4, 2006, May 15, 2006, May 24, 2006, June 30, 2006 (1)

10.47	Placement Agent Agreement dated December 7, 2006 between Performance Health Technologies, Inc. and North Coast Securities Corporation (1)

10.48	Software License Agreement between Performance Health Technologies, Inc. and StayHealthy, Inc., effective February 1, 2007 (1)

10.49	Sales and Marketing Agreement between Performance Health Technologies, Inc. and Interactive Metronome, Inc. dated February 27, 2007 (1)

10.50	Form of 13% Promissory Note dated March 27, 2007 (1)

10.51	Form of 15% Promissory Note dated March 27, 2007 (1)

10.52	Non-Exclusive Distribution Agreement between Performance Health Technologies, Inc. and StayHealthy, Inc., dated April 20, 2007 (1)

10.53	Form of Amendment dated May 1, 2007 to Notes December 7, 2006, December 14, 2006, December 27, 2006 - January 16, 2007 (1)

10.54	Form of Amendment Agreement with October 13, 2006 Noteholder dated April 13, 2007(3)

10.55	Form of Warrants issued to October 13, 2006 Noteholder dated April 13, 2007(3)

10.56	Placement Agent Agreement dated May 15, 2007 between Performance Health Technologies, Inc. and North Coast Securities Corporation(3)

10.57	Form of Subscription Agreement dated May 15, 2007 entered into in 2007 C private placement (3)

10.58	Form of Convertible Note issued on May 15, 2007 (3)

10.59	Form of Warrant dated May 15, 2007 (3)

10.60	Form of Security Agreement dated May 15, 2007 (3)

10.61	Form of Registration Rights Agreement entered into between Performance Health Technologies, Inc. and investors in 2003, 2005 A and 2005 B private placements (3)

10.62	Form of Subscription Agreement entered into on April 4, 2006 (3)

10.63	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 A private placement (3)

10.64	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 B private placement (3)

10.65	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 C private placement (3)

10.66	Form of Subscription Agreement and Investor Questionnaire entered into in 2006 D private placement (3)

10.67	Form of Non-U.S. Subscription Agreement and Investor Questionnaire entered into in 2006 G private placement (3)

10.68	Form of Debt Exchange Agreement and Investor Questionnaire dated June 15, 2007 entered into in 2007 D private placement (3)

10.69	Form of Convertible Note dated June 15, 2007 (3)

10.70	Form of $0.75 Warrants dated June 15, 2007 (3)

10.71	Form of $1.50 Warrants dated June 15, 2007 (3)

10.72	Placement Agent Agreement dated July 31, 2003 between Performance Health Technologies, Inc. and North Coast Securities Corporation (3)

10.73	Registration Rights Agreement dated August 17, 2001 by and between Performance Health Technologies, Inc. (formerly known as Sport Trac Systems, Inc.) and First Allied Securities, Inc. (3)

10.74	Form of Subscription Agreement and Investor Questionnaire entered into in 2007 E private placement (3)

10.75	Form of Convertible Note issued in 2007 E private placement (3)

10.76	Form of $0.75 Warrants issued in 2007 E private placement (3)

10.77	Form of $1.50 Warrants issued in 2007 E private placement (3)

10.78	Form of Amendment to Convertible Notes dated April 4, 2006 (4)

10.79	Form of Amendment to Convertible Notes dated May 15, 2006, May 24, 2006 and June 30, 2006 (4)

10.80	Form of Amendment to Convertible Notes dated December 27, 2006, January 11, 2007 and January 16, 2007 (4)

10.81	Form of Amendment to Convertible Notes dated May 14, 2007 (4)

10.82	Dawson James Financial Advisory Agreement dated July 2, 2007 (4)

10.83	Dawson James Placement Agreement dated July 2, 2007 (5)

10.84	Financial Advisory Agreement Warrant Issued to Dawson James dated August 15, 2007 (5)

10.92	Executed Amendment dated January 9, 2007 to Notes dated April 4, 2006, May 15, 2006, May 24, 2006 and June 30, 2006 (6)

10.93	Executed Amendments dated May 1, 2007 to Notes dated December 7, 2006, December 14, 2006 and December 27, 2006 – January 16, 2007 (6)

10.94	Executed Amendment dated April 13, 2007 to Note dated October 13, 2006 (6)

10.95	Executed Amendment dated June 30, 2007 to Notes dated April 4, 2006 (6)

10.96	Executed Amendment dated June 30, 2007 to Notes dated May 15, 2006, May 24, 2006 and June 30, 2006 (6)

10.97	Executed Amendment dated July 13, 2007 to Note dated May 14, 2007 (6)

10.98	Executed Amendment dated July 15, 2007 to Notes dated December 27, 2006, January 11, 2007 and January 16, 2007 (6)

10.99	Form of Subscription Agreement and Investor Questionnaire entered into in 2007 F private placement (6)

10.100	Form of 10% Convertible Note issued in 2007 F private placement (6)

10.101	Form of $0.75 Warrant issued in 2007 F private placement (6)

10.102	Form of $1.50 Warrant issued to 2007 F Convertible Note investors (6)

10.103	Form of Warrant issued to Dawson James Securities as compensation under placement agreement dated July 2, 2007 (6)

10.104	Form of Warrant issued to North Coast Securities Corporation as compensation under placement agreement dated May 15, 2007 (7)

10.105	Termination Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) dated November 14, 2007 (7)

10.106	Services Agreement between Performance Health Technologies, Inc. and Phoenix Ventures dated November 1, 2007 +

10.107	Third Amendment to Lease dated December 31, 2007 +

10.108	Executed Amendment to Note dated March 27, 2007 +

10.109	Executed Amendment dated November 1, 2007 to Notes dated April 4, 2006, May 15, 2006, May 24, 2006, June 30, 2006, December 27, 2006, January 11, 2007 and January 16, 2007 +

10.110	Executed Amendment dated November 1, 2007 to Note dated May 14, 2007 +

10.111	Form of Subscription Agreement entered into in 2008 A private placement +

10.112	Form of 10% Convertible Note issued in 2008 A private placement +

10.113	Form of $1.00 Warrant issued in 2008 A private placement +

10.114	Form of $1.50 Warrant issued to 2008 A private placement +

10.115	Form of Subscription Agreement entered into in 2008 B private placement +

10.116	Form of 12% Promissory Note issued in 2008 B private placement +

10.117	Warrant Amendment issued in 2008 B private placement

10.118	Form of Subscription Agreement entered into in 2008 C private placement +

10.119	Form of 12% Non-Convertible Note issued in 2008 C private placement +

10.120	Form of $0.30 Warrants issued in 2008 C private placement +

10.121	Finders Fee Agreement dated March 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities +

10.122	Selling Agreement dated January 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities +

14.1	Code of Ethics (1)

21.1	Subsidiaries: None

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

99.1	Advisory Board Charter (1)

+	Filed herewith.

(1)	Filed as an exhibit to the Registration Statement on Form 10-SB filed with the SEC on May 14, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement Amendment No. 1 on Form 10-SB filed with the SEC on July 3, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registration Statement Amendment No. 2 on Form 10-SB filed with the SEC on August 6, 2007 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-QSB for the period ended June 30, 2007.

(6)	Filed as an exhibit to the Registration Statement Amendment No. 3 on Form 10-SB filed with the SEC on September 27, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement Amendment No. 4 on Form 10-SB filed with the SEC on November 19, 2007 and incorporated herein by reference.G:\PHT 2008\SEC\Form 10KSB v 1.doc

 INDEX TO FINANCIAL STATEMENTS

PAGE(S)

FINANCIAL STATEMENTS — AUDITED

Report of Independent Registered Public Accounting Firm.	F-2

Balance Sheet as of December 31, 2007	F-3

Statements of Operations for the years ended December 31, 2007 and 2006	F-4

Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5

Statements of Stockholders’ (Deficit) for the years ended December 31, 2007 and 2006	F-6

Notes to Financial Statements for the years ended December 31, 2007 and 2006	F-7 – F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Performance Health Technologies, Inc.

We have audited the accompanying balance sheet of Performance Health Technologies, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Performance Health Technologies, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORE STEPHENS, P.C. Certified Public Accountants

Cranford, New Jersey
April 15, 2008

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEET AS OF DECEMBER 31, 2007

December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$35,559
Accounts Receivable	4,720
Inventory	26,866
Prepaid Expenses	116,732

Total Current Assets	183,877

FURNITURE & EQUIPMENT, net	8,572

OTHER ASSETS:
Debt Issuance Costs, net	297,591
Security Deposits	4,802

Total Other Assets	302,393

TOTAL ASSETS	$494,842

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$610,840
Accrued Salaries and Interest	335,740
Accrued Expenses	50,338
Accrued Interest - Convertible Notes	1,003,568
Non-Convertible Notes Payable	50,000
Convertible Notes Payable, Net of Debt
Discount of $618,708	3,538,370
Derivative Liability	2,993,069

Total Current Liabilities	8,581,925

CONVERTIBLE NOTES PAYABLE, Net of
Debt Discount of $242,244.	2,194,756

STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 Par Value, 500,000,000 Shares Authorized,
53,184,604 Shares Issued and Outstanding	531,847
Paid-in Capital	15,026,813
Accumulated Deficit	(25,840,499)

Total Stockholders’ Deficit	(10,281,839)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$494,842

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Years Ended
	December 31, 2007	December 31, 2006

SALES, net	$5,309	$5,278

COST OF SALES	1,433	515

GROSS PROFIT	3,876	4,763

OPERATING EXPENSES:
General and Administrative	3,000,329	2,069,268
Sales and Marketing	199,228	138,533
Research and Development	87,509	91,670

TOTAL OPERATING EXPENSES	3,287,066	2,299,471

LOSS FROM OPERATIONS	(3,283,190)	(2,294,708)

OTHER INCOME (EXPENSES):
Interest Income	41	24
Interest Expense	(2,495,853)	(2,884,112)
Amortization - Debt Issuance Costs	(429,450)	(613,183)
Gain (Loss) on Derivative Liability	771,530	463,482

TOTAL OTHER INCOME (EXPENSES)	(2,153,732)	(3,033,789)

LOSS BEFORE PROVISION FOR TAXES	(5,436,922)	(5,328,497)

PROVISION FOR TAXES	(2,587)	(800)

NET LOSS	$(5,439,509)	$(5,329,297)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.11)	$(0.13)
Weighted Average Number of Shares	49,699,442	41,982,013

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Year Ended,
	December 31, 2007	December 31, 2006

Cash flows from operating activities
Net loss	$(5,439,509)	$(5,329,297)

Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash interest expense	2,013,689	2,469,312
Non cash consulting expense	309,293	441,600
Non cash stock based compensation	820,307	649,130
Depreciation and amortization	436,420	625,343
Gain on derivative liability	(771,529)	(463,482)
(Increase) decrease in accounts receivable	(4,720)	830
(Increase) decrease in inventories	(26,866)	–
(Increase) decrease in other assets	3,271	(4,544)
(Increase) decrease in prepaid expenses	(88,376)	(8,498)
(Increase) decrease in deferred offering costs	333,704	–
Increase (decrease) in accounts payable	415,778	142,173
Increase (decrease) in accrued liabilities	97,709	139,703
Increase (decrease) in interest payable	420,743	394,716

Total adjustments	3,959,423	4,386,283

Net cash provided (used) by operating activities	(1,480,086)	(943,014)

Cash flows from investing activities:
Cash payments for the purchase of equipment	(4,868)	(5,905)

Net cash provided (used) by investing activities	(4,868)	(5,905)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	1,324,720	1,205,729
Principal payments on convertible notes	(10,932)	–
Stock issuance costs	–	(201,544)
Principal payments on short term notes	–	(50,000)
Net proceeds from short term notes	–	50,000

Net cash provided (used) by financing activities	1,313,788	1,004,185

Net increase (decrease) in cash and equivalents	(171,166)	55,266
Cash and equivalents, beginning of period	206,725	151,459

Cash and equivalents, end of period	$35,559	$206,725
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$56,720	$19,580
Income tax	$2,587	$800

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2007 & 2006

	COMMON STOCK SHARES AMOUNT		ADDITIONAL PAID-IN-CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

Balance at January 01, 2006	35,400,227	$354,002	$9,649,632	$(15,071,693)	$(5,068,059)

Net Loss				(5,329,297)	(5,329,297)

Conversion of note and interest into common stock	11,053,125	110,532	2,804,711		2,915,243

Stock-based compensation related to issuance of stock to employees		–	649,130		649,130

Stock issuance costs			(510,000)		(510,000)

Issuance of common stock in accordance with SEDA agreement	2,040,000	20,400	489,600		510,000

Balance at December 31, 2006	48,493,352	$484,934	$13,083,073	$(20,400,990)	$(6,832,983)

Net Loss				(5,439,509)	(5,439,509)

Conversion of note and interest into common stock	4,691,252	46,913	1,123,433		1,170,346

Stock-based compensation related to issuance of stock to employees			820,307		820,307

Balance at December 31, 2007	53,184,604	$531,847	$15,026,813	$(25,840,499)	$(10,281,839)

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 – Summary of Significant Accounting Policies:

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

Revenue and Cost Recognition
Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable and amortizable assets (use of different depreciation and amortization methods and lives for financial statement and income tax purposes) and allowance for doubtful receivables (deductible for financial statement purposes but not for income tax purposes). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.

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

Fair Value of Financial Instruments
Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.”  The Company has used available information to derive its estimates.  However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently.  The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The Company estimates that there are no material variations between fair value and book value of our financial assets or liabilities as of December 31, 2007.  The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.  Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, all highly liquid investments with a maturity of three months or less are included in cash equivalents. As of December 31, 2007, cash and cash equivalents included $31,060 of cash held in commercial banks, petty cash fund of $250, and $4,249 of money market securities.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2007 and 2006 amounted to $14,303 and $20,863, respectively.

Debt Issuance Costs
Debt Issuance Costs are amortized using the straight-line method over the term of the notes.

Research and Development Costs
Expenses for research and development are charged to expense when incurred. The total amount of research and development expenses incurred during the years ended December 31, 2007 and 2006 amounted to $87,509 and $91,670, respectively.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, the Company included stock-based compensation in general and administrative for the cost of stock options.  Stock based compensation expense for the years ended December 31, 2007 and 2006 was $820,307 and $649,130, respectively.

No stock options were exercised during the year ended December 31, 2007.

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

At December 31, 2007, we had net deferred offering costs of $0.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is not expected to have a material impact on the Company’s financial statements.

Note 2 – Property, Plant and Equipment:

Property, plant and equipment as of December 31, 2007 are as follows:

December 31, 2007
Equipment and Computers	$52,568
Less: Accumulated depreciation	(43,996)
$8,572

Depreciation expense charged to income for years ended December 31, 2007 and 2006 amounted to $6,971 and $12,160, respectively.

Note 3 – Debt Issuance Costs:

We have incurred certain costs related to financing activities since inception.  These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities.  Debt issuance costs were paid in the form of cash and stock warrants.

Debt issuance costs consisted of the following:

December 31, 2007
2003/2004 Private Placement	$930,476
2005 Bridge Loan A	200,048
2005 Bridge Loan B	274,114
2006 Bridge Loans	234,300
2007 Bridge Loans	248,719
Total Debt Issuance Costs	1,887,657
Less: Accumulated Amortization	(1,590,066)
$297,591

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In conjunction with each of our 2007 and 2006 debt issuances (bridge loans), we incurred Placement, Marketing and Due Diligence Fees to the Company’s Investment Banking advisors totaling approximately 20% of the gross loan amount. In addition, most of the issuers were paid an origination fee of 5% of the gross loan amount. These fees along with any legal fees that were specifically attributable to the issuances of such loans are included in the issuances stated above.

Amortization expense charged to income for the years ended December 31, 2007 and 2006 amounted to $429,450 and $613,183, respectively.

Note 4 –Notes:

Convertible Notes:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to EITF Issue. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instrument included in the exchange.  The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.  Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees.  Therefore, as of December 31, 2007, the Company had classified the fair value of all warrants and conversion features as a derivative liability.

From August 15, 2007 through November 30, 2007, the Company sold $656,000 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%-82.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 258,002 which is being amortized over the life of the convertible note. As of December 31, 2007, there was $656,000 in principal of the 2007 F Notes outstanding.

On June 27, 2007, the Company sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us once the Company is a reporting Company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 102,500 which is being amortized over the life of the convertible note. As of December 31, 2007, there was $250,000 in principal of the 2007 E Notes outstanding.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 129.2 thousand which is being amortized over the life of the convertible note. There are amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of December 31, 2007, there was $315,000 in principal of the 2007 D Notes outstanding.

On May 14, 2007, the Company sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007. The 2007 C Note was extended until November 01, 2007 and subsequently extended to June 01, 2008.  The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 243,000 which is being amortized over the life of the convertible note. As of December 31, 2007, there was $300,000 in principal of the 2007 C Notes outstanding.

During January of 2007, the Company sold $101,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the “10% 2006 G Notes”), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, was payable 120 days after issuance.  As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended until July 15, 2007, subsequently extended to November 01, 2007 and subsequently extended to May 01, 2008. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded, but in any event not less than $0.30 (the “Conversion Rate”). This conversion feature was recorded as a discount of $13,900 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of the date of this report, there was $250,000 in principal of 10% 2006 G Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $53,100 which is being amortized over the life of the convertible note.

On December 27, 2006 the Company sold $149,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the “10% 2006 G Notes”), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, was payable 120 days after issuance.  As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended until July 15, 2007, subsequently extended to November 01, 2007 and subsequently extended to May 01, 2008. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded, but in any event not less than $0.30 (the “Conversion Rate”). This conversion feature was recorded as a discount of $19,400 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $75,100 which is being

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

amortized over the life of the convertible note. As of December 31, 2007 there were $138,068 in principal of 2006 G Notes outstanding that were issued on December 27, 2006.

On October 13, 2006 the Company sold $250,000 of equity units (the “2006 D Units”) in a private placement.  The 2006 D Units consist of a 13% convertible note (the “2006 D Notes”) in the principal amount of $250,000 and 625,000 five year warrants to purchase our common stock at an exercise price of $.50. The principal balance of the 2006 D Note, along with accrued and unpaid interest, is payable on the earlier of (i) 30 days after the effective date of a registration statement filed by the Company that includes the warrant shares, or (ii) April 13, 2007.  As per an extension agreement entered into with the holder of the 2006 D Notes as of April 13, 2007, the principal balance of the 2006 D Notes, along with accrued and unpaid interest, was payable on July 13, 2007. We did not pay the 2006 D Notes on July 13, 2007. Effective November 20, 2007, the maturity date of the 2006 D notes was further extended to November 30, 2008 (“Amendment No. 2”). The holder of the 2006 D Note may elect to convert the principal balance of the 2006 D Note into shares of our common stock at a price equal to the lesser of (i) $0.50, or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $149,800 and is being amortized over the life of the convertible note.   The Note bears interest at 13% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. The Company paid a total of $8,125 in prepaid interest to the 2006 D noteholder on the date of closing, representing 90 days’ worth of interest on the 2006 D Note.  The 2006 D noteholder also received $12,500 at the closing as additional consideration.  The 2006 D Notes are secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $98,750 which is being amortized over the life of the convertible note.

The holder of the 2006 D Notes received 312,500 five year warrants to purchase our common stock at an exercise price of $.50 in connection with the extension agreement. In connection with Amendment No. 2 the Company issued to the holder of the 2006 D Note 312,500 five years warrants to purchase our common stock at an exercise price of $0.50 and 250,000 five year warrants to purchase our common stock at an exercise price of $0.10. The warrants are exercisable for a period of five years from the date of issuance.

On June 30, 2006, the Company sold $250,000 of equity units (the “2006 C Units”) in a private placement.  Each 2006 C Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 C Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 C Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 C Note was extended until June 30, 2007, subsequently extended to November 01, 2007 and subsequently extended to May 01, 2008. The holder of each 2006 C Note may elect to convert the principal balance of the Convertible Note into shares of common stock.  The 2006 C Notes are convertible at a price equal to the lesser of (i) $0.60 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $170,200 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 C Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On May 24, 2006, the Company sold $250,000 of equity units (the “2006 B Units”) in a private placement.  Each 2006 B Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 B Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 B Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 B Note was extended until June 30, 2007, subsequently extended to November 01, 2007 and subsequently extended to May 01, 2008. The holder of each 2006 B Note may elect to convert the principal balance of the 2006 B Note into shares of common stock.  The 2006 B Notes are convertible at a price equal to the lesser of (i) $0.50 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175.6 thousand and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.   Each 2006 B Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

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

On May 15, 2006, the Company sold $250,000 of equity units (the “2006 A Units”) in a private placement.  Each 2006 A Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 A Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 A Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 A Note was extended until June 30, 2007, subsequently extended to November 01, 2007 and subsequently extended to May 01, 2008.  The holder of each 2006 A Note may elect to convert the principal balance of the 2006 A Note into shares of common stock.  The 2006 A Notes are convertible at a price equal to the lower of (i) 70% of the average closing price of our common stock on the exchange on which the Company’s stock is trading for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder or (ii) $.30 per share (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175,600 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 A Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of the warrants is $.50 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

liability.  The warrants were recorded as a discount of $285,000 which is being amortized over the life of the convertible note.

On April 4, 2006, we sold $50,000 of equity units (the “April 2006 Units”) in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consists of a 15% convertible note (the “15% April 2006 Notes”) in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note was extended to June 30, 2007, subsequently to November 01, 2007 and subsequently to May 01, 2008. The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the “Conversion Rate”). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). We paid a total of $2,466 in prepaid interest to the 15% April 2006 Noteholder on the date of closing, representing four months worth of interest on the 15% April 2006 Note. As of June 30, 2007, there were $50,000 in principal of 15% April 2006 Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.

The investor received a warrant to purchase a total of 150,000 shares of common stock having an exercise price of $0.30 per share. The warrants are exercisable for a period of five years from the date of issuance. The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $24,600 which is being amortized over the life of the convertible note.

A convertible note in accordance with the Company’s private placement memorandum dated February 24, 2005 of $750,000 is due on the earlier of the first anniversary of the closing for the convertible note or the occurrence of a fundamental change in capital structure.  The convertible note is convertible into approximately 3.75 million shares of common stock at an effective conversion price equal to 80% of the price of common stock in the next equity offering conducted by us or, if no such offering occurs, at the rate of one share per $2.00 converted.  This conversion feature was recorded as at a discount of $604,400 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: volatility: 97.6%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.  The notes are available for conversion into approximately 5,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 10% annually.  The interest is payable at the option of the Company, in cash, or common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of December 31, 2007, $750,000 of the convertible notes has been converted to common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

A convertible note in accordance with the Company’s private placement memorandum dated October 24, 2003 of $4.9 million is due on the earlier of the fifth anniversary of the closing for the convertible notes or the occurrence of a fundamental change in capital structure.  The convertible notes are convertible into approximately 19.2 million shares of common stock at $0.25 per share.  The notes are available for conversion into approximately 4,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 8.5% annually.  The interest is payable at the option of the Company, in cash, common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of December 31, 2007, $1,116,000 of the convertible notes has been converted to common stock.

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

All derivative liabilities are assessed at each balance sheet date and are marked to market.  At December 31, 2007, the following assumptions were utilized using the Black Scholes option pricing model:  Volatility: 78.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.

Non-Convertible Notes:

On March 27, 2007 we sold $50,000 of non-convertible 13% promissory notes (the “13% 2007 A Notes”) to a lender in a private transaction. The principal balance of the 13% 2007 A Notes, along with accrued and unpaid interest, was payable on September 1, 2007.  The 2007 A Note was extended until November 01, 2007 and subsequently extended to May 01, 2008. The 13% 2007 A Notes bear interest at 13% per annum payable in cash at maturity in arrears.  We paid a total of $1,625 in prepaid interest to the 13% 2007 A Noteholder on the date of closing, representing three months worth of interest on the 13% 2007 A Notes plus a 5% origination fee of $2,500.

Maturities of debt are as follows:

For the year ended December 31, 2008	$4,207,078
For the year ended December 31, 2009 & thereafter	2,437,000

Total	$6,644,078

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The derivative liability consists of the following:

Date	Description	Balance
12/31/06	Conversion option 2006 Bridge Loans at fair market value	$ 602,341
12/31/06	Warrant liability on 2005 Bridge Loans at fair market value	331,122
12/31/06	Warrant liability on 2006 Bridge Loans issuance at fair market value	854,621
12/31/06	Warrant liability on 2006 advisory contract at fair market value	712,000
12/31/07	Conversion option on 2006 Bridge Loans issued during 2007	13,920
12/31/07	Warrant liability on 2006 Bridge Loans issued during 2007	187,752
12/31/07	Conversion option on 2007 Bridge Loans	259,116
12/31/07	Warrant liability on 2007 Bridge Loans	768,977
12/31/07	Warrant liability on 2007 advisory contract at fair market value	34,750
12/31/07	Fair market value adjustment on the 2006 advisory contract	(140,000)
12/31/07	Fair market value adjustment on conversion options	(99,207)
12/31/07	Fair market value adjustment on warrant liabilities	(528,823)
12/31/07	Fair market value adjustment on the 2007 advisory contract	(3,500)

Total		$ 2,993,069

Note 5 – Accrued Salaries and Interest:

Accrued salaries and interest represents salaries and interest due to officers of the Company. During the years ended December 31, 2007 and 2006, the Company accrued salaries in the amounts of $72,917 and $157,831, respectively, and accrued interest on the salaries of $23,986 and $18,399, respectively. At December 31, 2007 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $48,143. Interest is accrued at a rate of 8.500% per annum.

Accrued salary and interest repayments related to the above during the years ended December 31, 2007 and 2006 amounted to $27,596 and $20,966, respectively.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 6 – Provision for Income Taxes:

As of December 31, 2007, non-current deferred tax liabilities for taxable temporary differences total $0. Non-current deferred tax assets recognized for deductible temporary differences total $8,446,101.

The Company’s deferred tax assets and liabilities consist of the following at December 31, 2007:

Deferred tax assets:
Net operating loss carryforwards	$8,232,879
Excess of tax basis over financial statement of intangible assets	212,327
Excess of tax basis over financial statement of property, plant and equipment	895
Valuation allowance for deferred tax assets	(8,446,101)
$0

A valuation allowance has been established to eliminate the net deferred tax benefit since it is uncertain if the tax benefits will be realized. This allowance was increased by $1,175,697 to $6,361,005 at December 31, 2006, and increased by $2,085,096 to $8,446,101 at December 31, 2007.

Income tax expense for the years ended December 31, 2007 and 2006 consisted of the following:

	December 31,	December 31,
	2007	2006

Current State Tax	$2,587	$800

As of December 31, 2007, the Company had net operating loss carryforwards of $24,214,349 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

Year Ending
December 31,

12/31/19	$1,101,282
12/31/20	2,862,191
12/31/21	1,032,226
12/31/22	2,036,114
12/31/23	2,099,394
12/31/24	2,675,931
12/31/25	2,723,509
12/31/26	4,633,098
12/31/27	5,050,604
$24,214,349

Note 7 – Concentration of Credit Risk:

The Company maintains its cash balances in two financial institutions.  As of December 31, 2007, the Company’s cash and cash equivalents exceeded federally insured limits by $0.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8 – Cash Flow Disclosures:

Non-cash investing and financing transactions for the year ended December 31, 2007 included the following:

Convertible notes along with accrued interest totaling $1,170,348 were converted into common stock.

Debt issuance costs paid in the form of stock warrants in the amount of $36,325 were valued at fair market value using a Black Scholes pricing model.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.

Non-cash investing and financing transactions for the year ended December 31, 2006 included the following:

Convertible notes along with accrued interest totaling $2,915,243 were converted into common stock.

Consulting fees paid in the form of stock warrants in the amount of $736,000 were valued at fair market value using a Black Scholes pricing model.

The Company recorded a charge to stock issuance costs in the amount of $510,000 in exchange for common stock. The Company issued Cornell Capital Partners, LP and Newbridge Securities Corporation 2,040,000 shares of the Company’s Common Stock as a commitment fee for the Standby Equity Distribution Agreement. The shares were issued at fair market value.

  Note 9 – 401K and Profit Sharing Plan:

The Company maintains a 401K and Profit Sharing Plan.  Contributions to the Profit Sharing Plan are at management’s discretion.  For the years ended December 31, 2007 and 2006, management has committed to contribute $0 and $0, respectively to the plan.

Matching corporate contributions to the 401K plan are at management’s discretion and only apply to those employees who choose to participate.  Matching contributions to the 401K plan amounted to $0 and $0, respectively for years ended December 31, 2007 and 2006.

Note 10 – Related Party Transactions:

Consulting
In September 2007, the Company signed a consulting agreement with Phoenix Ventures, a related party. The agreement, starting November 01, 2007, calls for monthly consulting fees of $3,000. In addition, the Company will issue to Phoenix Ventures 12,000 option shares at an exercise price of $0.30 per share. 1,000 options will vest each month this contract is in effect. The vested options shall be exercisable for ten years regardless of whether or not this contract is in effect at the time of exercise. This agreement is set to end on October 31, 2008. Consulting fees pertaining to this contract amounted to $6,000 during the year ended December 31, 2007 along with 12,000 stock options granted, of which 2,000 options vested during 2007.

Consulting fees pertaining to a prior contract with Phoenix Ventures amounted to $60,000 during the year ended December 31, 2007 along with 25,000 stock options vesting that were previously granted in 2006.

During the year ended December 31, 2006, consulting fees pertaining to a prior contract with Phoenix Ventures amounted to $56,000 along with 55,000 stock options granted, of which 30,000 options vested in 2006.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In June 2006, the Company entered into a services agreement with Bartolomei Pucciarelli, LLC, a related party.  Fees will be paid to Bartolomei Pucciarelli, LLC on an hourly basis for financial reporting and related services.  As of December 31, 2007, the Company incurred fees of approximately $328,464 relating to this agreement. As of December 31, 2007, $190,661 of these fees are still outstanding. On September 17, 2007 Bartolomei Pucciarelli, LLC was granted 100,000 stock options for services rendered.

Note 11 – Stock Option Plan:

As of July 12, 2007, the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) was approved by the holders of a majority of the Company’s common stock by written consent. Pursuant to the terms of the 2006 Plan, an aggregate of 12 million shares of Company common stock may be awarded to individuals under the 2006 Plan. The 2006 Plan terminates in 2016. Notice of the approval of the 2006 Plan by the stockholders was sent to all to the stockholders of the Company.

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

Compensation cost recognized for the years ended December 31, 2007 and 2006 was $820,307 and $649,130, respectively and is the same as that which would have been recognized had the recognition provision of SFAS No. 123(R) been applied in previous years.  Results for prior periods have not been restated.  The Company recognizes a non-employee who sits on the board of directors and is compensated by the Company solely for the individual’s role as a director as an employee under SFAS 123(R).

The following assumptions were used in the Black Scholes pricing model for the 2007 option issuance:

Fair Market Value	Exercise Price	Expected Term	Dividend Yield	Interest Rate	Volatility
$0.25	$0.30	10 years	-0-	4.7%	78%

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The status of the stock option plan is as follows at December 31, 2007:

	Number	Weighted
	Of	Average
	Shares	Exercise
		Price
Outstanding at January 1, 2006	5,909,836	0.25

Granted	5,820,000	0.25
Exercised	–	–
Canceled	(524,503)	–
Outstanding at December 31, 2006	11,205,333	$0.25

Granted	1,161,999	$0.30
Exercised	–	–
Canceled	–	–
Outstanding at December 31, 2007	12,367,332	$0.26

Exercisable at December 31, 2007	9,750,658	$0.25
Exercisable at December 31, 2006	6,521,996	$0.25

Note 12 – Stockholders’ Equity:

On July 13, 2007, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with Secretary of State of Delaware to increase the number of authorized shares of the Company’s common stock to 500,000,000 shares and preferred stock to 100,000,000 shares.

During 2007, the Company converted $1,016,000 of the Company’s 2003 convertible debt and $148,846 of accrued interest on the 2003 convertible debt into 4,656,877 shares of the Company’s common stock.

During 2007, the Company converted $5,000 of the Company’s 2005 convertible debt and $500 of accrued interest on the 2005 convertible debt into 34,375 shares of the Company’s common stock.

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

During 2006 accrued interest and maturity of the conversion liability on the above three notes amounted to $1,113,243. This amount was converted to common stock and is included in the shares listed above.

On January 23, 2006, the Company entered into a Standby Equity Distribution Agreement (SEDA) with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) which provided for the periodic sale by us to YA Global of shares of our common stock for a total purchase price of up to $10 million, subject to the conditions and limitations set forth in that agreement.  In consideration of the commitment of YA Global to purchase up to $10 million of our shares of common stock pursuant to the standby equity distribution agreement YA Global received a one-time commitment fee in the form of 2,000,000 shares

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

of the Company’s common stock equaling approximately $500,000 (the “YA Global Shares”).  We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. We were introduced to Newbridge Securities Corporation by YA Global. No written material was provided to us by Newbridge Securities Corporation in connection with this transaction. We have no knowledge as to whether Newbridge Securities Corporation studied the effect of standby equity distribution agreements on the market price of an issuer’s securities. While we are aware of the fact that Newbridge Securities Corporation has advised other companies that have entered into standby equity distribution agreements with YA Global as reported in the public filings of such companies, we have no other knowledge of the relationship between Newbridge Securities Corporation and YA Global, any compensation that Newbridge Securities Corporation receives from YA Global except as reported in the public filings of such companies or the portion of Newbridge Securities Corporation’s business that is derived from transactions involving YA Global. For its services to us in connection with this transaction, Newbridge Securities Corporation received a fee of $10,000 by the issuance of 40,000 shares of our common stock (the “Newbridge Shares”). These shares were accounted for at fair market value and were recorded to stock issuance costs in 2006.

Before entering into the standby equity distribution agreement with YA Global, we considered various alternative debt and equity financing arrangements with potential financing sources. We considered the standby equity distribution agreement to be a preferable arrangement because we are not required to take the aggregate amount of the funds under the arrangement all at once or at all. In connection with the approval of the standby equity distribution agreement we considered this and other factors including, the possible effect of the standby equity distribution agreement on the market price of our common stock, once a market develops for our stock.

On November 14, 2007, we entered into a Termination Agreement with YA Global and Newbridge Securities Corporation (the “Termination Agreement”) pursuant to which the parties terminated the standby equity distribution agreement, the registration rights agreement and the placement agent agreement, each dated as of January 23, 2006. Pursuant to the Termination Agreement, Newbridge Securities Corporation will retain the 40,000 Newbridge Shares. YA Global agreed in March 2008 to return the 2,000,000 YA Global Shares to us.  No shares were issued under the standby equity distribution agreement.  We are currently pursuing other financing in lieu of the standby equity distribution agreement financing.

The stock issuance costs referenced above consisted of: $510,000 represented the recording of the 2,040,000 shares of common stock issued in conjunction with the Standby Equity Distribution Agreement, legal & consulting fees related to the Standby Equity Distribution Agreement, and other registration related services. Legal services are provided on an hourly basis and the consulting fees paid to investment bankers for services related to equity transactions during the year.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Fair market value during 2006 was set at $.25 as a result of the following considerations: As part of the negotiations of the aforementioned Standby Equity Distribution Agreement, YA Partners was seeking initial compensation in the amount of $500,000. YA Partners agreed to accept 2,000,000 shares of our common stock as such compensation. This transaction resulted in a fair market value of $.25 per share. The amount of shares issued as compensation was the result of an arms length negotiation between unrelated parties and this is the only capital transaction during the time period under consideration.  Furthermore, we also considered the fair market value of our common stock in the previous issuances, the changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions in determining the fair market value of our stock during 2006.  Accordingly, we believe that $.25 is the best indication of fair market value for our stock during 2006 and through December 21, 2007.

Warrants
North Coast Securities Corporation (North Coast) served as placement agent for us in the private placement of the 2007 F Units.  As partial consideration for services rendered as placement agent, during 2007 the Company issued North Coast five year warrants to purchase up to 18,667 shares of Company common stock at $0.33 per share, expiring throughout 2012.  The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.

Dawson James served as placement agent for us in the private placement of the 2007 F Units.  As partial consideration for services rendered as placement agent, during 2007 the Company issued Dawson James five year warrants to purchase up to 200,002 shares of Company common stock at $0.30 per share, expiring throughout 2012.  The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%-82.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Note 14 – Leasing Arrangements:

Colorado Facility
On February 03, 2006, the Company renewed their lease for a period of six months for their facility in Boulder, CO.  The lease required a base rent of $3,271.04 per month and monthly common area maintenance charges of $1,099.07 beginning on May 01, 2006. The term of this lease agreement expired October 31, 2006. The total rent paid for the years ended December 31, 2007 and 2006 was $0 and $43,701, respectively. This lease was not renewed.

Trenton, New Jersey  Facility
In September of 2006, the Company assumed a lease for their facility in Trenton, NJ.  The lease requires a base rent of $3,738.46 (increasing to $3,897.54 on January 1, 2007) per month along with its proportionate share of taxes, common area maintenance charges and insurance beginning on September 01, 2006. The term of this lease agreement expires December 31, 2007. The total rent incurred for the years ended December 31, 2007 and 2006 was $58,136 and $14,954, respectively. On December 31, 2007 the Company extended this lease for an additional five years.

PHT also has various equipment leases that are treated as operating leases for financial reporting purposes.

The following are future minimum rental payments required under above operating leases as of December 31, 2007.

For the year ended December 31, 2008	$52,380
For the year ended December 31, 2009	$53,825
For the year ended December 31, 2010	$55,313
For the year ended December 31, 2011	$55,106
For the year ended December 31, 2012 & thereafter	$54,220

Note 15 – Officers and Directors:

In February of 2006 Robert Prunetti was elected CEO and President of the Company.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 16 – Commitments, Contingencies and Uncertainties:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $5,439,509 during the year ended December 31, 2007, and as of that date, the Company’s current liabilities exceeded its current assets by $8,398,048. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 – Subsequent Events:

In January and February 2008, the Company sold $275,000 of equity units (“2008 A Units”) in a private placement.  Each 2008 A Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 A Notes”) and 2,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2008 A Notes bear interest at 10% per annum and will mature 180 days from the date of issuance (the “Maturity Date”). The 2008 A Notes are convertible into shares of Company common stock at a price equal to 80% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.40 (the “Conversion Price”). The 2008 A Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2008 A Notes into Company common stock.  The Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice, during which time the Noteholder may convert the Notes into Company common stock (“Mandatory Redemption”).  The Mandatory Redemption Event will be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 A Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of Company common stock valued at the then applicable Conversion Price. Sixty days of pre-paid interest was paid by the Company at the time of closing along with an origination fee of 5% of the principal of the 2008 A Notes purchased. The exercise price is $1.00 for 1,000 of the Warrants and $1.50 per share for the remaining 1,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.

On March 26, 2008, we sold $50,000 of non-convertible 12% promissory notes (the “2008 B Notes”) to a lender in a private transaction.  The principal balance of the 2008 B Notes, along with accrued and unpaid interest is payable on the earlier of (i) April 25, 2008 and (ii) the closing by the Company on aggregate gross equity financings of $50,000.  Interest is payable at the rate of 12% per annum from the issuance date to maturity, however, the Company shall pay a total of $2,500 in interest for the first 30 days of the Note.  In consideration of marking the loan, the Company reduced the exercise prices of the following warrants held by the lender:  150,000 warrants with an original exercise price of $1.50 were reduced to $0.50 and 200,000 warrants with an original exercise price of $1.00 were reduced to $0.30. On April 4, 2008 the 2008 B Notes were repaid.

On April 4, 2008, the Company sold $179,000 of units to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share ( the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.

The Company and Dawson James have entered into a Placement Agreement dated January 24, 2008 (the “2008 Placement Agreement”) pursuant to which Dawson James has agreed to act as a placement agent for the placement of up to $2.5 million of the Company’s securities on a “best efforts” basis.  Dawson James will receive cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 3% of the gross offering price, of the securities sold by or through Dawson James.  The 2008 Placement Agreement also provides for the payment of a fee of $100,000 for due diligence and pre-marketing expenses, $75,000 of which was paid in January 2008. At each closing of the offering of the securities, Dawson James will also receive warrants to purchase such number of shares of common stock as equals 10% of the common stock issued to investors in the offering.  Such warrants are exercisable at a price equal to 100% of the price of common stock in the offering. No securities have been sold by the Company as of the date hereof under the 2008 Placement Agreement.

The Company and Dawson James have entered into a Finders Agreement on March 24, 2008 (the “2008 Finders Agreement”) pursuant to which Dawson James acted as a finder for the placement of up to $300,000 of the Company’s securities on a “best efforts” basis.  Dawson James will receive cash compensation equal to 14% of the gross offering price of the securities sold by or through Dawson James.   The 2008 Finders Agreement also provides if within one year of the date of the 2008 Finders Agreement, we complete any private financing of equity or debt not involving Dawson James as a finder, placement agent or otherwise, with any prospective investors to whom we were introduced by Dawson James and disclosed to us in writing, we will pay Dawson James upon the closing of such financing 14% of the gross offering price of such securities as a source fee.