Form 10-Q
period 2008-03-31
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2008-05-20
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerates filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒	Non-accelerated filer ☐ (Do no check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008, 53,755,697 shares of common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEET
	March 31,2008	December 31,
	(unaudited)	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$12,702	$35,559
Accounts Receivable	2,375	4,720
Inventory	25,311	26,866
Prepaid Expenses	125,658	116,732
Total Current Assets	166,046	183,877

FURNITURE & EQUIPMENT, net	7,388	8,572

OTHER ASSETS:
Debt Issuance Costs, net	228,567	297,591
Security Deposits	4,802	4,802
Total Other Assets	233,369	302,393

TOTAL ASSETS	$406,803	$494,842

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$662,277	$610,840
Accrued Salaries and Interest	342,875	335,740
Accrued Expenses	61,546	50,338
Accrued Interest - Convertible Notes	1,139,155	1,003,568
Non-Convertible Notes Payable	100,000	50,000
Convertible Notes Payable, Net of Debt Discount of $487,816 and $618,708 at March 31, 2008 and December 31, 2007, respectively

	4,636,262	3,538,370
Derivative Liability	2,817,264	2,993,069
Total Current Liabilities	9,759,379	8,581,925

CONVERTIBLE NOTES PAYABLE, Net of
Debt Discount of $134,609 and $242,244, respectively	1,490,391	2,194,756

STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 Par Value, 500,000,000 Shares Authorized,
53,751,822 and 53,184,604 Shares Issued and Outstanding
at March 31, 2008 and December 31, 2007, respectively	537,519	531,847
Paid-in Capital	15,233,763	15,026,813
Accumulated Deficit	(26,614,249)	(25,840,499)
Total Stockholders’ Deficit	(10,842,967)	(10,281,839)
TOTAL LIABILITIES & STOCKHOLDERS’
DEFICIT	$406,803	$494,842

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007

SALES, net	$9,440	$589

COST OF SALES	2,814	—

GROSS PROFIT	6,626	589

OPERATING EXPENSES:
General and Administrative	400,088	764,792
Sales and Marketing	51,224	25,382
Research and Development	6,564	21,861

TOTAL OPERATING EXPENSES	457,876	812,035

LOSS FROM OPERATIONS	(451,250)	(811,446)

OTHER INCOME (EXPENSES):
Interest Income	13	6
Interest Expense	(472,761)	(741,877)
Amortization - Debt Issuance Costs	(87,236)	(152,262)
Gain on Derivative Liability	238,007	368,034

TOTAL OTHER INCOME (EXPENSES)	(321,977)	(526,099)

LOSS BEFORE PROVISION FOR TAXES	(773,227)	(1,337,545)

PROVISION FOR TAXES	(520)	(800)

NET LOSS	$(773,747)	$(1,338,345)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.03)
Weighted Average Number of Shares	53,390,852	44,702,852

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities
Net loss	$(773,747)	$(1,338,345)

Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash interest expense	323,830	596,747
Non cash consulting expense	9,928	220,800
Non cash stock based compensation	69,521	224,489
Depreciation and amortization	88,421	154,214
Gain on derivative liability	(238,007)	(368,034)
(Increase) decrease in accounts receivable	2,345	—
(Increase) decrease in inventories	1,555	(2,070)
(Increase) decrease in other assets	—	3,271
(Increase) decrease in prepaid expenses	(18,854)	(87,160)
Increase (decrease) in accounts payable	46,974	118,021
Increase (decrease) in accrued liabilities	9,635	14,407
Increase (decrease) in interest payable	144,292	137,545

Total adjustments	439,640	1,012,230

Net cash provided (used) by operating activities	(334,107)	(326,115)

Cash flows from investing activities:
Cash payments for the purchase of equipment	—	(2,940)

Net cash (used) by investing activities	—	(2,940)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	261,250	240,520
Net proceeds from short term notes	50,000	—

Net cash provided by financing activities	311,250	240,520

Net (decrease) in cash and equivalents	(22,857)	(88,535)
Cash and equivalents, beginning of period	35,559	206,725

Cash and equivalents, end of period	$12,702	$118,190

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$4,583	$9,816
Income tax	$—	$800

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

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

Fair Value of Financial Instruments
The Company estimates that there are no material variations between fair value and book value of our financial assets or liabilities as of March 31, 2008 and December 31, 2007.  The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.  Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, all highly liquid investments with a maturity of three months or less are included in cash equivalents. As of March 31, 2008, cash and cash equivalents included $8,190 of cash held in commercial banks, petty cash fund of $250, and $4,262 of money market securities. As of December 31, 2007, cash and cash equivalents included $31,060 of cash held in commercial banks, petty cash fund of $250, and $4,249 of money market securities.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2008 and 2007 amounted to $7,500 and $2,954, respectively.

Debt Issuance Costs
Debt Issuance Costs are amortized using the straight-line method over the term of the notes.

Research and Development Costs
Expenses for research and development are charged to expense when incurred. The total amount of research and development expenses incurred during the three months ended March 31, 2008 and 2007 amounted to $6,437 and $21,861, respectively.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, the Company included stock-based compensation in general and administrative for the cost of stock options.  Stock based compensation expense for the three months ended March 31, 2008 and 2007 was $69,521 and $224,489, respectively.

No stock options were exercised during the three months ended March 31, 2008 and 2007.

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

At March 31, 2008 and December 31, 2007, we had net deferred offering costs of $0.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157  for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on  the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its  non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Equipment and Computers	$52,568	$52,568
Less: Accumulated depreciation	(45,180)	(43,996)
	$7,388	$8,572

Depreciation expense charged to income for three months ended March 31, 2008 and 2007 amounted to $ 1,185 and $1,952, respectively.

NOTE 3 – DEBT ISSUANCE COSTS:

We have incurred certain costs related to financing activities since inception.  These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities.  Debt issuance costs were paid in the form of cash and stock warrants.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Debt issuance costs consisted of the following:

	March 31, 2008	December 31, 2007
2003/2004 Private Placement	$930,476	$930,476
2005 Bridge Loan A	200,048	200,048
2005 Bridge Loan B	274,114	274,114
2006 Bridge Loans	234,300	234,300
2007 Bridge Loans	248,719	248,719
2008 Bridge Loans	18,213	—
Total Debt Issuance Costs	1,905,870	1,887,657

Less: Accumulated Amortization	(1,677,303)	(1,590,066)
	$228,567	$297,591

In conjunction with each of our 2008 and 2007 debt issuances (bridge loans), we incurred Placement, Marketing and Due Diligence Fees to the Company’s Investment Banking advisors totaling approximately 20% of the gross loan amount. In addition, most of the issuers were paid an origination fee of 5% of the gross loan amount. These fees along with any legal fees that were specifically attributable to the issuances of such loans are included in the issuances stated above.

Amortization expense charged to income for the three months ended March 31, 2008 and 2007 amounted to $ 87,236 and $152,262, respectively.

NOTE 4 –NOTES:

Convertible Notes
The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to EITF Issue. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instrument included in the exchange.  The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.  Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees.  Therefore, as of March 31, 2008, the Company had classified the fair value of all warrants and conversion features as a derivative liability.

In January and February 2008, the Company sold $275,000 of equity units (“2008 A Units”) in a private placement.  Each 2008 A Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 A Notes”) and 2,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2008 A Notes bear interest at 10% per annum and will mature 180 days from the date of issuance (the “Maturity Date”). The 2008 A Notes are convertible into shares of Company common stock at a price equal to 80% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.40 (the “Conversion Price”). The 2008 A Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2008 A Notes into

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Company common stock.  The Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice, during which time the Noteholder may convert the Notes into Company common stock (“Mandatory Redemption”).  The Mandatory Redemption Event will be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 A Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of Company common stock valued at the then applicable Conversion Price. Sixty days of pre-paid interest was paid by the Company at the time of closing along with an origination fee of 5% of the principal of the 2008 A Notes purchased. The exercise price is $1.00 for 1,000 of the Warrants and $1.50 per share for the remaining 1,000 Warrants. On March 26, 2008, 200,000 of the Warrants with an original exercise price of $1.00 were reduced to $0.30. (See 2008 Note B) The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 47,575 which is being amortized over the life of the convertible note. As of March 31, 2008, there was $275,000 in principal of the 2008 A Notes outstanding.

From August 15, 2007 through November 30, 2007, the Company sold $656,000 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. On March 26, 2008, 150,000 of the Warrants with an original exercise price of $1.50 were reduced to $0.50. (See 2008 Note B) The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%-82.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 258,002 which is being amortized over the life of the convertible note. As of March 31, 2008, there was $656,000 in principal of the 2007 F Notes outstanding.

On June 27, 2007, the Company sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us once the Company is a reporting Company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 102,500 which is being amortized over the life of the convertible note. As of March 31, 2007, there was $250,000 in principal of the 2007 E Notes outstanding.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 129.2 thousand which is being amortized over the life of the convertible note. There are amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of March 31, 2008, there was $315,000 in principal of the 2007 D Notes outstanding.

On May 14, 2007, the Company sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “2007 C Warrants”). The holder of the 2007 C Note may elect to convert the balance of the 2007 C Note into shares of our common stock at a price equal to $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007. The 2007 C Note was extended until November 01, 2007 and subsequently extended to June 01, 2008.  The 2007 C Note bears interest at 15% per annum.  Any unpaid amounts of interest are payable in cash at maturity. We paid a total of $7,398 in prepaid interest to the 2007 C Noteholder on the date of closing, representing two months worth of interest on the 2007 C Note plus a 5% origination fee of $15,000. The 2007 C Note is secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

other traditional lending institution. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 243,000 which is being amortized over the life of the convertible note. As of March 31, 2008, there was $300,000 in principal of the 2007 C Notes outstanding.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $75,100 which is being amortized over the life of the convertible note. As of March 31, 2008 there were $138,068 in principal of 2006 G Notes outstanding that were issued on December 27, 2006.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

On April 4, 2006, we sold $50,000 of equity units (the “April 2006 Units”) in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consists of a 15% convertible note (the “15% April 2006 Notes”) in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note was extended to June 30, 2007, subsequently to November 01, 2007 and subsequently to May 01, 2008. The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the “Conversion Rate”). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). We paid a total of $2,466 in prepaid interest to the 15% April 2006 Noteholder on the date of closing, representing four months worth of interest on the 15% April 2006 Note. As of March 31, 2008, there were $50,000 in principal of 15% April 2006 Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.

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

A convertible note in accordance with the Company’s private placement memorandum dated February 24, 2005 of $750,000 is due on the earlier of the first anniversary of the closing for the convertible note or the occurrence of a fundamental change in capital structure.  The convertible note is convertible into approximately 3.75 million shares of common stock at an effective conversion price equal to 80% of the price of common stock in the next equity offering conducted by us or, if no such offering occurs, at the rate of one share per $2.00 converted.  This conversion feature was recorded as at a discount of $604,400 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: volatility: 97.6%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.  The notes are available for conversion into approximately 5,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 10% annually.  The interest is payable at the option of the Company, in cash, or common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of March 31, 2008, $750,000 of the convertible notes has been converted to common stock.

A convertible note in accordance with the Company’s private placement memorandum dated October 24, 2003 of $4.9 million is due on the earlier of the fifth anniversary of the closing for the convertible notes or the occurrence of a fundamental change in capital structure.  The convertible notes are convertible into

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

approximately 19.2 million shares of common stock at $0.25 per share.  The notes are available for conversion into approximately 4,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 8.5% annually.  The interest is payable at the option of the Company, in cash, common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of March 31, 2008, $1,236,000 of the convertible notes has been converted to common stock.

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

All derivative liabilities are assessed at each balance sheet date and are marked to market.  At March 31, 2008, the following assumptions were utilized using the Black Scholes option pricing model:  Volatility: 78.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.

Non-Convertible Notes
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

Maturities of debt are as follows:

For the year ended December 31, 2008	$4,522,078
For the year ended December 31, 2009 & thereafter	2,327,000
Total	$6,849,078

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The derivative liability consists of the following:

Date	Description	Balance
12/31/06	Conversion option 2006 Bridge Loans at fair market value	$602,341
12/31/06	Warrant liability on 2005 Bridge Loans at fair market value	331,122
12/31/06	Warrant liability on 2006 Bridge Loans issuance at fair market value	854,621
12/31/06	Warrant liability on 2006 advisory contract at fair market value	712,000
12/31/07	Conversion option on 2006 Bridge Loans issued during 2007	13,920
12/31/07	Warrant liability on 2006 Bridge Loans issued during 2007	187,752
12/31/07	Conversion option on 2007 Bridge Loans	259,116
12/31/07	Warrant liability on 2007 Bridge Loans	768,977
12/31/07	Warrant liability on 2007 advisory contract at fair market value	34,750
12/31/07	Fair market value adjustment on the 2006 advisory contract	(140,000)
12/31/07	Fair market value adjustment on conversion options	(99,207)
12/31/07	Fair market value adjustment on warrant liabilities	(528,823)
12/31/07	Fair market value adjustment on the 2007 advisory contract	(3,500)
03/31/08	Conversion option on 2008 Bridge Loans	14,627
03/31/08	Warrant liability on 2008 Bridge Loans	47,575
03/31/08	Fair market value adjustment on the 2006 advisory contract	(20,000)
03/31/08	Fair market value adjustment on conversion options	(161,682)
03/31/08	Fair market value adjustment on warrant liabilities	(56,325)

Total		$2,817,264

NOTE 5 – ACCRUED SALARIES AND INTEREST:

Accrued salaries and interest represents salaries and interest due to officers of the Company. During the three months ended March 31, 2008 and 2007, the Company accrued salaries in the amounts of $ 0 and $21,875, respectively, and accrued interest on the salaries of $7,134 and $4,061, respectively. At March 31, 2008 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $55,278. At December 31, 2007 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $48,143. Interest is accrued at a rate of 8.500% per annum.

Accrued salary and interest repayments related to the above during the three months ended March 31, 2008 and 2007 amounted to $0.

Accrued salary and interest repayments related to the above during the year ended December 31, 2007 amounted to $27,596.

NOTE 6 – PROVISION FOR INCOME TAXES:

As of March 31, 2008 and December 31, 2007, non-current deferred tax liabilities for taxable temporary differences total $0 and $0, respectively. As of March 31, 2008 and December 31, 2007, non-current deferred tax assets recognized for deductible temporary differences total $8,760,352 and $8,446,101, respectively.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company’s deferred tax assets and liabilities consist of the following at March 31, 2008:

Deferred tax assets:
Net operating loss carryforwards	$8,553,307
Excess of tax basis over financial statement of intangible assets	206,105
Excess of tax basis over financial statement of property, plant and equipment	940
Valuation allowance for deferred tax assets	(8,760,352)
$0

The Company’s deferred tax assets and liabilities consist of the following at December 31, 2007:

Deferred tax assets:
Net operating loss carryforwards	$8,232,879
Excess of tax basis over financial statement of intangible assets	212,327
Excess of tax basis over financial statement of property, plant and equipment	895
Valuation allowance for deferred tax assets	(8,446,101)
$0

A valuation allowance has been established to eliminate the net deferred tax benefit since it is uncertain if the tax benefits will be realized. This allowance was increased by $2,085,096 to $8,446,101 at December 31, 2007, and increased by $314,251 to $8,760,352 at March 31, 2008.

Income tax expense for the three months ended March 31, 2008 and 2007 consisted of the following:

	March 31, 2008	March 31, 2007
Current State Tax	$520	$800

As of March 31, 2008, the Company had net operating loss carryforwards of $24,214,349 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

Year Ending December 31,
12/31/19	$1,101,282
12/31/20	2,862,191
12/31/21	1,032,226
12/31/22	2,036,114
12/31/23	2,099,394
12/31/24	2,675,931
12/31/25	2,723,509
12/31/26	4,633,098
12/31/27	5,050,604
$24,214,349

NOTE 7 – CONCENTRATION OF CREDIT RISK:

The Company maintains its cash balances in two financial institutions.  As of March 31, 2008 and December 31, 2007, the Company’s cash and cash equivalents exceeded federally insured limits by $0.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – CASH FLOW DISCLOSURES:

Non-cash investing and financing transactions for the three months ended March 31, 2008 included the following:

Convertible notes along with accrued interest totaling $142,772 were converted into common stock.

NOTE 9 – 401K AND PROFIT SHARING PLAN:

The Company maintains a 401K and Profit Sharing Plan.  Contributions to the Profit Sharing Plan are at management’s discretion.  For the three months ended March 31, 2008 and 2007, management has committed to contribute $0 and $0, respectively to the plan.

Matching corporate contributions to the 401K plan are at management’s discretion and only apply to those employees who choose to participate.  Matching contributions to the 401K plan amounted to $0 and $0, respectively for three months ended March 31, 2008 and 2007.

NOTE 10 – RELATED PARTY TRANSACTIONS:

Consulting
In September 2007, the Company signed a consulting agreement with Phoenix Ventures, a related party. The agreement, starting November 01, 2007, calls for monthly consulting fees of $3,000. In addition, the Company will issue to Phoenix Ventures 12,000 option shares at an exercise price of $0.30 per share. 1,000 options will vest each month this contract is in effect. The vested options shall be exercisable for ten years regardless of whether or not this contract is in effect at the time of exercise. This agreement is set to end on October 31, 2008. Consulting fees pertaining to this contract amounted to $9,000 during the three months ended March 31, 2008 along 3,000 stock options vesting which were granted during 2007.

Consulting fees pertaining to a prior contract with Phoenix Ventures amounted to $18,000 during the three months ended March 31, 2007 along with 7,500 stock options vesting which were granted during 2006.

In June 2006, the Company entered into a services agreement with Bartolomei Pucciarelli, LLC, a related party.  Fees will be paid to Bartolomei Pucciarelli, LLC on an hourly basis for financial reporting and related services.  As of March 31, 2008, the Company incurred fees of approximately $359,098 relating to this agreement. As of March 31, 2008, $221,295 of these fees are still outstanding. As of December 31, 2007, the Company incurred fees of approximately $328,464 relating to this agreement. As of December 31, 2007, $190,661 of these fees are still outstanding. On September 17, 2007 Bartolomei Pucciarelli, LLC was granted 100,000 stock options for services rendered.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Compensation cost recognized for the three months ended March 31, 2008 and 2007 was $69,521 and $224,489, respectively and is the same as that which would have been recognized had the recognition provision of SFAS No. 123(R) been applied in previous years.  Results for prior periods have not been restated.  The Company recognizes a non-employee who sits on the board of directors and is compensated by the Company solely for the individual’s role as a director as an employee under SFAS 123(R).

During the three months ended March 31, 2008 there were no option issuances. The following assumptions were used in the Black Scholes pricing model for the 2007 option issuance:

Fair Market Value	Exercise Price	Expected Term	Dividend Yield	Interest Rate	Volatility
$0.25	$0.30	10 years	-0-	4.7%	78%

The status of the stock option plan is as follows at March 31, 2008:

	Number	Weighted
	Of	Average
	Shares	Exercise
		Price
Outstanding at December 31, 2007	11,205,333	$0.25

Granted	1,161,999	$0.30
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2007	12,367,332	$0.26

Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at March 31 2008	12,367,332	0.26

Exercisable at March 31, 2008	10,210,324	$0.26
Exercisable at December 31, 2007	9,750,658	$0.25

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY:

During 2008, the Company converted $120,000 of the Company’s 2003 convertible debt and $22,772 of accrued interest on the 2003 convertible debt into 571,093 shares of the Company’s common stock.

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

On January 23, 2006, the Company entered into a Standby Equity Distribution Agreement (SEDA) with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) which provided for the periodic sale by us to YA Global of shares of our common stock for a total purchase price of up to $10 million, subject to the conditions and limitations set forth in that agreement.  In consideration of the commitment of YA Global to purchase up to $10 million of our shares of common stock pursuant to the standby equity distribution agreement YA Global received a one-time commitment fee in the form of 2,000,000 shares of the Company’s common stock equaling approximately $500,000 (the “YA Global Shares”).  We engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. We were introduced to Newbridge Securities Corporation by YA Global. No written material was provided to us by Newbridge Securities Corporation in connection with this transaction. We have no knowledge as to whether Newbridge Securities Corporation studied the effect of standby equity distribution agreements on the market price of an issuer’s securities. While we are aware of the fact that Newbridge Securities Corporation has advised other companies that have entered into standby equity distribution agreements with YA Global as reported in the public filings of such companies, we have no other knowledge of the relationship between Newbridge Securities Corporation and YA Global, any compensation that Newbridge Securities Corporation receives from YA Global except as reported in the public filings of such companies or the portion of Newbridge Securities Corporation’s business that is derived from transactions involving YA Global. For its services to us in connection with this transaction, Newbridge Securities Corporation received a fee of $10,000 by the issuance of 40,000 shares of our common stock (the “Newbridge Shares”). These shares were accounted for at fair market value and were recorded to stock issuance costs in 2006.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Fair market value during 2007 was set at $.25 as a result of the following considerations: As part of the negotiations of the aforementioned Standby Equity Distribution Agreement, YA Partners was seeking initial compensation in the amount of $500,000. YA Partners agreed to accept 2,000,000 shares of our common stock as such compensation. This transaction resulted in a fair market value of $.25 per share. The amount of shares issued as compensation was the result of an arms length negotiation between unrelated parties and this is the only capital transaction during the time period under consideration.  Furthermore, we also considered the fair market value of our common stock in the previous issuances, the changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions in determining the fair market value of our stock during 2007.  Accordingly, we believe that $.25 is the best indication of fair market value for our stock during 2007 and through March 31, 2008.

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
(Unaudited)

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

NOTE 14 – LEASING ARRANGEMENTS:

Trenton, New Jersey  Facility
In September of 2006, the Company assumed a lease for their facility in Trenton, NJ.  The lease requires a base rent of $3,738.46 (increasing to $3,897.54 on January 1, 2007) per month along with its proportionate share of taxes, common area maintenance charges and insurance beginning on September 01, 2006 for a period of sixteen months. On December 31, 2007 the Company extended this lease for an additional five years. The term of this lease agreement expires December 31, 2012. The total rent incurred for the three months ended March 31, 2008 and 2007 was $8,772 and $12,986, respectively.

NOTE 15 – OFFICERS AND DIRECTORS:

In February of 2006 Robert Prunetti was elected CEO and President of the Company.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $773,747 during the three months ended March 31, 2008, and as of that date, the Company’s current liabilities exceeded its current assets by $9,593,333. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 17 – SUBSEQUENT EVENTS:

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, the Company sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share ( the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  For the $88,500 of 2008 C Units sold on April 22, 2008, the total offering price and total commissions paid to broker-dealers were $88,500 and $12,390, respectively. For the $32,500 of 2008 C Units sold on May 12, 2008, the total offering price and total commissions paid to broker-dealers were $32,500 and $4,550.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds. The proceeds from the 2008 C Units were used for working capital purposes.

On April 15, 2008, the Company granted 600,000 fully vested options with an exercise price of $0.25 to Robert D. Prunetti in lieu of granting 400,000 restricted shares which are deliverable under the employment agreement between the Company and Mr. Prunetti.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 75,000 options with an exercise price of $0.30 to each of two employees which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 50,000 options with an exercise price of $0.30 to a consultant, which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 100,000 options with an exercise price of $0.30 to its law firm for services provided, which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

On April 15, 2008, the Company granted 100,000 options with an exercise price of $0.30 to a consultant, which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company issued 100,000 warrants to an individual for services provided to the Company, having an exercise price of $0.30 per share and an expiration date of December 31, 2010.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement consisting of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “Original 2007 C Warrants”) pursuant to a Subscription Agreement dated May 14, 2007 (the “Subscription Agreement”) between the Company and the investor (the “Investor”).  The 2007 C Note had an original conversion price of $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  Section 2.3 (b) of the Subscription Agreement provides that in the event the 2007 C Note is not repaid on July 13, 2007, the Company shall issue to the Investor an additional 50,000 warrant to purchase shares of Company common stock for each 45 days that the Note is unpaid past July 13, 2007, with such warrants having substantially the same terms as the Original 2007 C Warrants.  The 2007 C Note was extended until November 1, 2007 and subsequently extended to June 1, 2008.  An amendment agreement (the “Amendment”) was entered into as of May 1, 2008 by and between the Investor and the Company pursuant to which the parties agreed to amend the Subscription Agreement, the 2007 C Note and the Original 2007 C Warrants as follows.  The Maturity Date of the 2007 C Note was amended to July 13, 2008.  The Conversion Price of the 2007 C Note was amended to a price per share equal to the lesser of (i) $0.35 per share or (ii) 70% of the average of the closing bid price for the Company’s Common Stock for the 20 days preceding the notice of conversion, as reported by the exchange on which the Company’ Common Stock is then traded.   Pursuant to Section 2.3(b) of the Subscription Agreement, on May 1, 2008 the Company issued to the Investor five year Warrants to purchase 300,000 shares of the Company with an exercise price of $0.30 per share (the “Non Payment Warrants”).  The Company agreed in the Amendment to issue to the Investor five year Warrants to purchase 150,000 shares of Company common stock having an exercise price of $0.30.  In the Amendment the Original 2007 C Warrants were amended as follows:  (i) 300,000 of the Original 2007 C Warrants shall have an exercise price of $0.10 per share, and (ii) 1,200,000 of the Original 2007 C Warrants shall have an exercise price of $0.30 per share.  Upon the issuance of the Non Payment Warrants, Section 2.3(b) of the Subscription Agreement was deleted in its entirety.   This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

The Company has obtained the consent of the holders of the following notes to a new maturity date of September 30, 2008 and a waiver of any event of default as of May 1, 2008:  2006 A Notes, 2006 B Notes, 2006 C Notes, 2006 G Notes and 2007 A Notes. The holder of the April 4, 2006 Note delivered a waiver of any event of default of the April 4, 2006 Note as of May 1, 2008, the maturity date of such April 4, 2006 Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information included in this Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-Q contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur.

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2007

Revenues during the three months ended on March 31, 2008 of $9,440 increased by $8,851, or 1503%, from $589 in the corresponding three months ended March 31, 2007 primarily resulting from an increase in sales of the Core: TX products in the amount of $8,851. During the quarter ended March 31, 2007 the Company was in the process of completing enhancements to the Core: TX product, thus sales were limited.  The product is marketed through the Company’s contract with Interactive Metronome.

During the three months ended on March 31, 2008, the Company sold approximately 10 Core:TX units and 2 Core:TX units during the three months ended on March 31, 2007.

Cost of goods sold in the three months ended March 31, 2008 of $2,814 increased by $2,814 or 100%, from $0 in the corresponding three months ended March 31, 2007. The increase is primarily attributable to the increase in units sold.  During management’s transition in 2006, the Company moved primary locations from Colorado to New Jersey.  During this process, management was unable to account for products that the previous management team provided to potential sales distribution channels as demonstration products (the costs of which were expensed).  Products sold during the quarter ended March 31, 2007, were assembled from pieces of recovered demo units. Accordingly, the cost of goods sold for 2007 is significantly lower than it would be had the units sold been manufactured under normal circumstances.

Research and Development Expenses during the three months ended March 31, 2008 of $6,564 decreased by $15,297, or 70%, from $21,861 in the corresponding three months ended March 31, 2007. The decrease in research and development expenses is primarily attributable to the Company completing product enhancements during 2007.  Management engaged outside contractors for research and development needs during the first quarter of 2007 in the amount of $21,300 as compared to salary expenses of $5,760 for the corresponding quarter ended March 31, 2008.

General and Administrative Expenses during the three months ended March 31, 2008 of $400,088 decreased by $364,704, or 48%, from $764,792 in the corresponding three months ended March 31, 2007.  This decrease was primarily attributable to the decrease in consulting expenses of $201,282, stock option expenses of $154,968, general and administrative salaries of $39,171, and accounting fees of $23,203.  These decreases relate to management’s efforts to raise capital, and the registration of the Company with the Securities Exchange Commission during the quarter ended March 31, 2007.  The decreases were offset by an increase in legal fees of $59,049.

Sales and Marketing Expenses during the three months ended March 31, 2008 of $51,224 increased by $25,842, or 102%, from $25,382 in the corresponding three months ended March 31, 2007. The increase is primarily attributable to an increase in marketing consultants in the amount of approximately $20,000.  Advertising costs increased approximately $4,546.  During the quarter ended March 31, 2007, the Company’s focus was on product enhancements and registering the Company’s common stock with the Securities Exchange Commission.

Amortization during the three months ended March 31, 2008 of $87,236 decreased by $65,026, or 43%, from $152,262 during the corresponding three months ended March 31, 2007.  The decrease is primarily attributable to amortization expense on the debt issuance costs associated with the 2006 bridge loans that were fully amortized during the year ended December 31, 2007.  Minimal amortization expense was recorded on these issuances during the three months ended March 31, 2008.

Interest expense, net of interest income and interest expense related to beneficial conversion during the three months ended March 31, 2008 of $472,761 decreased by $269,116, or 36%, from $741,877 during the corresponding three months ended March 31, 2007.  The decrease is primarily attributable to the maturity and conversions of outstanding convertible notes during the period.

Gain on Conversion Liability during the three months ended March 31, 2008 of $238,007 decreased by $130,027 or 35% from $368,034 during the corresponding three months ended March 31, 2007.  The decrease is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.

Net loss to common shareholders was $(773,747) or $(0.01) per share for the three months ended March 31, 2008 as compared to a net loss of $(1,338,345) or $(0.03) per share for the corresponding three months ended March 31, 2007. The decrease in net loss is primarily attributable to a decrease in consulting expenses, a decrease in stock option expenses, a decrease in interest expense, a decrease in amortization expense associated with the Company’s convertible debt outstanding, and gain on conversion liabilities.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of March 31, 2008 our accumulated deficit was $(26,614,249).

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At March 31, 2008, cash and cash equivalents were $12,702. Total liabilities at March 31, 2008 were $11,249,770, consisting of current liabilities in the aggregate amount of $9,759,379 and long-term liabilities in the amount of $1,490,391. At March 31, 2008, assets included $2,375 in accounts receivable, $25,311 in product inventory, $125,658 in prepaid expenses, $7,388 in furniture and equipment, net of depreciation; $228,567 in debt issuance costs, net of amortization; and other assets of $4,802. As of March 31, 2008, our working capital deficit was $(9,593,333) as compared to $(8,398,048) at December 31, 2007. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at March 31, 2008 was as follows:

March 31, 2008
Short-term note	$100,000
Short-term bridge loans	3,085,078
Convertible notes	3,664,000

For more detailed information on long-term liabilities, see Note 4 to our financial statements contained herein.

FINANCING TRANSACTIONS

GENERAL

We have financed our operations since inception primarily through equity and debt financings and, loans from shareholders and other related parties.  We have entered into a number of financing transactions during 2005, 2006, 2007 and 2008 and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs, to complete our product commercialization process and to execute our marketing strategy. Such capital is expected to come from convertible securities and the sale of our common stock. No assurances can be given that such financing will be available in sufficient amounts or at all.

The Company used the proceeds from the 2005, 2006, 2007 and 2008 private placement offerings to fund continued research and development and marketing of the Core:Tx Stroke and Core:Tx for Professionals products. The Company used approximately $629,000 on the continued development of the products. The Company also used approximately $606,000 on selling and marketing campaigns. The remaining proceeds from the issuances have been used to fund the Company’s general operating costs and a portion of the expenses associated with the registration of the Company’s common stock under the Securities Exchange Act of 1934. The Company has incurred approximately $1,310,000 of professional fees in conjunction with the SEC registration. At March 31, 2007, $540,624 of these fees are unpaid and included in Accounts Payable.

Currently, the Company is burning approximately $85,000 month on recurring expenses. Of the $85,000 monthly burn rate, 75% is comprised of general and administrative costs, 20% is comprised of sales and marketing and 5% is comprised of continued product refinement and support costs.

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

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, the Company sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share ( the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  For the $88,500 of 2008 C Units sold on April 22, 2008, the total offering price and total commissions paid to broker-dealers were $88,500 and $12,390, respectively. For the $32,500 of 2008 C Units sold on May 12, 2008, the total offering price and total commissions paid to broker-dealers were $32,500 and $4,550.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.

2007 C NOTES.  On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement consisting of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “Original 2007 C Warrants”) pursuant to a Subscription Agreement dated May 14, 2007 (the “Subscription Agreement”) between the Company and the investor (the “Investor”).  The 2007 C Note had an original conversion price of $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  Section 2.3 (b) of the Subscription Agreement provides that in the event the 2007 C Note is not repaid on July 13, 2007, the Company shall issue to the Investor an additional 50,000 warrants to purchase shares of Company common stock for each 45 days that the Note is unpaid past July 13, 2007, with such warrants having substantially the same terms as the Original 2007 C Warrants.  The 2007 C Note was extended until November 1, 2007 and subsequently extended to June 1, 2008.  An amendment agreement (the “Amendment”) was entered into as of May 1, 2008 by and between the Investor and the Company pursuant to which the parties agreed to amend the Subscription Agreement, the 2007 C Note and the Original 2007 C Warrants as follows.  The Maturity Date of the 2007 C Note was amended to July 13, 2008.  The Conversion Price of the 2007 C Note was amended to a price per share equal to the lesser of (i) $0.35 per share or (ii) 70% of the average of the closing bid price for the Company’s Common Stock for the 20 days preceding the notice of conversion, as reported by the exchange on which the Company’ Common Stock is then traded.   Pursuant to Section 2.3(b) of the Subscription Agreement, on May 1, 2008 the Company issued to the Investor five year Warrants to purchase 300,000 shares of the Company with an exercise price of $0.30 per share (the “Non Payment Warrants”).  The Company agreed in the Amendment to issue to the Investor five year Warrants to purchase 150,000 shares of Company common stock having an exercise price of $0.30.  In the Amendment the Original 2007 C Warrants were amended as follows:  (i) 300,000 of the Original 2007 C Warrants shall have an exercise price of $0.10 per share, and (ii) 1,200,000 of the Original 2007 C Warrants shall have an exercise price of $0.30 per share.  Upon the issuance of the Non Payment Warrants, Section 2.3(b) of the Subscription Agreement was deleted in its entirety.

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

The Company and Dawson James have entered into a Finders Agreement on March 26, 2008 (the “2008 Finders Agreement”) pursuant to pursuant to which Dawson James acted as a finder for the placement of the Company’s equity securities on a “best efforts” basis.  Dawson James will receive cash compensation equal to 14% of the gross offering price of the securities sold by or through Dawson James.   The 2008 Finders Agreement also provides if within one year of the date of the 2008 Finders Agreement, we complete any private financing of equity or debt not involving Dawson James as a finder, placement agent or otherwise, with any prospective investors to whom we were introduced by Dawson James and disclosed to us in writing, we will pay Dawson James upon the closing of such financing 14% of the gross offering price of such securities as a source fee.

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

We have recently entered into a number of financing transactions (see Notes 4 and 17). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. (See Note 17). We believe that if we raise approximately $8.9 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.0 million), repayment of debt (approximately $6.4 million expected to mature from January 01, 2008 to December 31, 2008), accounts payable and accrued expenses (approximately $1.0 million) and the balance to be utilized for marketing and development over the next twelve months.  As of March 31, 2008, we have cash balances of $12,702.

We have recently signed a private placement agreement for the sale of up to $2.5 million of our common stock. We expect selling activities to begin in the second quarter of 2008 with completion of the offering at the end of 2008. In the meantime we are presently offering private debt securities to provide capital until the common stock offering is completed and the funds realized.

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

SALES ACTIVITIES AND PRODUCT DEVELOPMENT

We entered into a Sales and Marketing contract with Interactive Metronome, Inc. in 2007. We began earning revenues relating to the 2007 Interactive Metronome, Inc. contract during the latter part of the fourth quarter of 2007. In May 2008, we entered into a new Sales and Marketing Agreement (the “IM Agreement”) with Interactive Metronome, Inc. (“Interactive Metronome”). Interactive Metronome markets its Interactive Metronome(R) therapy product (“IM”) to the health care industry for patients who suffer from neurological and motor impairments such as traumatic brain injury, Parkinson’s Disease, amputation, multiple sclerosis and balance disorders. Pursuant to the agreement, Interactive Metronome will market our “Pro Products” and the Stroke Survivor (Home) Products, which use our proprietary Core:Tx technology for measuring a person’s range of motion (the “Products”).

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

The exclusivity granted to us becomes null and void should the Company fail to sell twelve (12) Core:Tx(R encircled) Neuro units during the first eight (8) months of the IM Agreement, and an additional one hundred twenty (120) Core:Tx(R encircled) Neuro units during the remaining four (4) months of the IM Agreement (two hundred forty (240) units total during term).

The parties are required to agree upon suggested retail selling prices for the Products. The purchase price to be paid by Interactive Metronome for the Products is a percentage of the suggested retail selling price for Products.

The IM Agreement has an initial term of one year. During the first year, the IM Agreement may be terminated by the Company immediately upon Interactive Metronome’s material breach of the IM Agreement or Interactive Metronome’s inability to perform its obligations for financial reasons or otherwise.

During the term of the IM Agreement and for a period of two years after termination of the IM Agreement, Interactive Metronome may not, without our prior written consent, in any manner, directly or indirectly contact or solicit the trade or patronage of any of our customers for itself or any other person or entity with respect to any products that are designed for or may be used to measure a person’s range of motion, or solicit, induce or attempt to induce any or our employees to leave our employ to become connected in any way with, or employ or utilize any such employee in, any other business engaged in the sale or distribution of products similar to our Products. The amount of expected revenues from this agreement is undeterminable as of the date of this Report of Form 10-Q.

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

GOING CONCERN MATTERS

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several periods. As of March 31, 2008, we had an accumulated deficit of approximately $26.6 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

WE HAVE HAD LIMITED PRODUCT SALES, A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION.

We have had limited sales of our products to date. We incurred net losses of approximately $(773,747)  during the quarter ended March 31, 2008. We expect to incur substantial additional operating losses in the future. During the quarter ended March 31, 2008 we generated revenues from product sales in the amounts of approximately $9,440. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2008 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

We had a working capital deficit of $(9,593,333) at March 31, 2008, which means that our current liabilities exceeded our current assets on March 31, 2008 by $9,593,333. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2008 were not sufficient to satisfy all of our current liabilities on that date.

WE MAY NOT BE ABLE TO OBTAIN THE SIGNIFICANT FINANCING THAT WE NEED TO CONTINUE TO OPERATE.

We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $8.9 million we will be able to service our debt obligations, continue operations and begin market penetration for the CoreTx product line. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our capital equipment, debt repayment or working capital requirements, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

MARKET INFORMATION AND OTHER MATTERS

Market Information

Our common stock is not currently traded on any public market. On July 13, 2007, the Company became a reporting company under the Securities Exchange Act of 1934. In October 2007, a FINRA member firm filed a Form 211 Application with FINRA pursuant to SEC Rule 15c 2-11 on behalf of the Company for the purpose of obtaining an OTC Bulletin Board listing of the Company’s Common Stock. FINRA responded to the October filing with a request for additional information which the Company provided.  In April 2008, FINRA requested further information.  The Company is in the process of assembling all of the information requested.  Once a trading market is established, there can be no assurance that it will be active. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate  substantially.

Authorized and Outstanding Shares

Our Certificate of Incorporation authorizes 500,000,000 shares of our common stock, $0.01 par value per share and 100,000,000 shares of our preferred stock, $0.01 par value per share. As of March 31, 2008, we have 53,751,822 shares of common stock outstanding and no shares of preferred stock outstanding.

Stock Options

As of March 31, 2008, there were (i) 6,340,444 shares of our common stock issuable upon exercise of outstanding stock options under the 1999 Plan at $0.25 per share and (ii) 6,027,000 shares of our common stock issuable upon exercise of outstanding stock options under the 2006 Plan at $0.25 to $0.30 per share.

Warrants

As of March 31, 2008, there were outstanding warrants to purchase 33,366,732 shares of our common stock at prices ranging from $0.025 to $1.50 per share.

Convertible Notes

Conversion into Common Stock.  As of March 31, 2008, there were outstanding promissory notes convertible into shares of our common stock as follows:

Principal	Type of Note	Conversion Terms	Conversion Shares
$3,664,000	2003 Notes	Convertible into common stock at $0.25 per share.	14,656,000
$50,000	April 2006 Notes	Convertible into common stock at $0.30 per share.	166,667
$250,000	2006 A Notes	Convertible into common stock at the lower of $0.30 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$250,000	2006 B Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$250,000	2006 C Notes	Convertible into common stock at the lower of $0.60 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$250,000	2006 D Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$239,078	2006 G Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	796,927
$300,000	2007 C Note	Convertible into common stock at $0.50 per share.	600,000
$315,000	2007 D Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	1,050,000
$250,000	2007 E Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334
$656,000	2007 F Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	2,186,667

$275,000	2008 A Notes	Convertible into common stock at 80% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.40 [at an assumed market price of $0.25 the assumed conversion price is $0.40].	687,500
$6,749,078			26,691,383

See the Notes to the Financial Statements for additional terms of these convertible notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2008 A UNITS.  In January and February 2008, the Company sold $275,000 of equity units (“2008 A Units”) in a private placement.  Each 2008 A Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 A Notes”) and 2,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2008 A Notes bear interest at 10% per annum and will mature 180 days from the date of issuance (the “Maturity Date”). The 2008 A Notes are convertible into shares of Company common stock at a price equal to 80% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.40 (the “Conversion Price”). The 2008 A Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2008 A Notes into Company common stock.  The Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice, during which time the Noteholder may convert the Notes into Company common stock (“Mandatory Redemption”).  The Mandatory Redemption Event will be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 A Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of Company common stock valued at the then applicable Conversion Price. Sixty days of pre-paid interest was paid by the Company at the time of closing along with an origination fee of 5% of the principal of the 2008 A Notes purchased. The exercise price is $1.00 for 1,000 of the Warrants and $1.50 per share for the remaining 1,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  No commissions were paid to any brokers in this offering.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

2008 B NOTES.  On March 26, 2008, we sold $50,000 of non-convertible 12% promissory notes (the “2008 B Notes”) to a lender in a private transaction.  The principal balance of the 2008 B Notes, along with accrued and unpaid interest is payable on the earlier of (i) April 25, 2008 and (ii) the closing by the Company on aggregate gross equity financings of $50,000.  Interest is payable at the rate of 12% per annum from the issuance date to maturity, however, the Company shall pay a total of $2,500 in interest for the first 30 days of the Note.  In consideration of marking the loan, the Company reduced the exercise prices of the following warrants held by the lender:  150,000 warrants with an original exercise price of $1.50 were reduced to $0.50 and 200,000 warrants with an original exercise price of $1.00 were reduced to $0.30.  On April 4, 2008 the 2008 B Notes were repaid.  No commissions were paid to any brokers in this offering.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, the Company sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share ( the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the

Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  For the $88,500 of 2008 C Units sold on April 22, 2008, the total offering price and total commissions paid to broker-dealers were $88,500 and $12,390, respectively. For the $32,500 of 2008 C Units sold on May 12, 2008, the total offering price and total commissions paid to broker-dealers were $32,500 and $4,550.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

The proceeds from the 2008 A Units, 2008 B Units and 2008 C Units were used for working capital purposes.

On April 15, 2008, the Company granted 600,000 fully vested options with an exercise price of $0.25 to Robert D. Prunetti in lieu of granting 400,000 restricted shares which are deliverable under the employment agreement between the Company and Mr. Prunetti.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 75,000 options with an exercise price of $0.30 to each of two employees which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 50,000 options with an exercise price of $0.30 to a consultant, which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 100,000 options with an exercise price of $0.30 to its law firm for services provided, which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company granted 100,000 options with an exercise price of $0.30 to a consultant, which vest 1/3 on April 15, 2008, 1/3 on April 15, 2009 and 1/3 on April 15, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company issued 100,000 warrants to an individual for services provided to the Company, having an exercise price of $0.30 per share and an expiration date of December 31, 2010.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement consisting of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “Original 2007 C Warrants”) pursuant to a Subscription Agreement dated May 14, 2007 (the “Subscription Agreement”) between the Company and the investor (the “Investor”).  The 2007 C Note had an original conversion price of $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  Section 2.3 (b) of the Subscription Agreement provides that in the event the 2007 C Note is not repaid on July 13, 2007, the Company shall issue to the Investor an additional 50,000 warrant to purchase shares of Company common stock for each 45 days that the Note is unpaid past July 13, 2007, with such warrants having substantially the same terms as the Original 2007 C Warrants.  The 2007 C Note was extended until November 1, 2007 and subsequently extended to June 1, 2008.  An amendment agreement (the “Amendment”) was entered into as of May 1, 2008 by and between the Investor and the Company pursuant to which the parties agreed to amend the Subscription Agreement, the 2007 C Note and the Original 2007 C Warrants as follows.  The Maturity Date of the 2007 C Note was amended to July 13, 2008.  The Conversion Price of the 2007 C Note was amended to a price per share equal to the lesser of (i) $0.35 per share or (ii) 70% of the average of the closing bid price for the Company’s Common Stock for the 20 days preceding the notice of conversion, as reported by the exchange on which the Company’ Common Stock is then traded.   Pursuant to Section 2.3(b) of the Subscription Agreement, on May 1, 2008 the Company issued to the Investor five year Warrants to purchase 300,000 shares of the Company with an exercise price of $0.30 per share (the “Non Payment Warrants”).  The Company agreed in the Amendment to issue to the Investor five year Warrants to purchase 150,000 shares of Company common stock having an exercise price of $0.30.  In the Amendment the Original 2007 C Warrants were amended as follows:  (i) 300,000 of the Original 2007 C Warrants shall have an exercise price of $0.10 per share, and (ii) 1,200,000 of the Original 2007 C Warrants shall have an exercise price of $0.30 per share.  Upon the issuance of the Non Payment Warrants, Section 2.3(b) of the Subscription Agreement was deleted in its entirety.   This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 23, 2008, the Company entered into a new sales and marketing agreement with Interactive Metronome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation  - Sales Activities and Product Development.”.

The Company has obtained the consent of the holders of the following notes to a new maturity date of September 30, 2008 and a waiver of any event of default as of May 1, 2008:  2006 A Notes, 2006 B Notes, 2006 C Notes, 2006 G Notes and 2007 A Notes. The holder of the April 4, 2006 Note delivered a waiver of any event of default of the April 4, 2006 Note as of May 1, 2008, the maturity date of such April 4, 2006 Note.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.111	Form of Subscription Agreement entered into in 2008 A private placement (1)

10.112	Form of 10% Convertible Note issued in 2008 A private placement (1)

10.113	Form of $1.00 Warrant issued in 2008 A private placement (1)

10.114	Form of $1.50 Warrant issued to 2008 A private placement (1)

10.115	Form of Subscription Agreement entered into in 2008 B private placement (1)

10.116	Form of 12% Promissory Note issued in 2008 B private placement (1)

10.117	Warrant Amendment issued in 2008 B private placement (1)

10.118	Form of Subscription Agreement entered into in 2008 C private placement (1)

10.119	Form of 12% Non-Convertible Note issued in 2008 C private placement (1)

10.120	Form of $0.30 Warrants issued in 2008 C private placement (1)

10.121	Finders Fee Agreement dated March 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (1)

10.122	Selling Agreement dated January 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (1)

10.123	Form of Warrant to Purchase 100,000 shares dated April 15, 2008 +

10.124	Amendment Agreement dated as of May 1, 2008 between Performance Health Technologies, Inc. and Portfolio Lenders II, LLC +

10.125	Form of Warrant to purchase shares issued to Portfolio Lenders II, LLC dated May 1, 2008 +

10.126	Sales and Marketing Agreement dated May 19, 2008 between Performance Health Technologies, Inc. and Interactive Metronome, Inc +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

______________________

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.

+	Exhibit filed herewith in this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
Date: May 20, 2008
	BY:	/s/ Robert D. Prunetti
Robert D. Prunetti, President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James E. Bartolomei
James E. Bartolomei, Chief Financial Officer
(Principal Financial and Accounting Officer)