Form 10-Q
period 2008-06-30
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2008-08-19
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52647

PERFORMANCE HEALTH TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	841474432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

427 RIVERVIEW PLAZA, TRENTON, NEW JERSEY  08611
(Address of Principal Executive Offices)        (Zip Code)

(609)  656-0800
(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008, 57,496,310 shares of common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007*
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$197,151	$35,559
Accounts Receivable	2,375	4,720
Inventory	25,311	26,866
Prepaid Expenses	131,789	116,732

Total Current Assets	356,626	183,877

FURNITURE & EQUIPMENT, net	6,438	8,572

OTHER ASSETS:
Debt Issuance Costs, net	193,408	297,591
Security Deposits	4,802	4,802

Total Other Assets	198,210	302,393

TOTAL ASSETS	$561,274	$494,842

*Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

See Notes to Financial Statements

	June 30, 2008	December 31, 2007*
	(unaudited)
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$769,186	$610,840
Accrued Salaries and Interest	350,009	335,740
Accrued Expenses	76,914	50,338
Accrued Interest - Non-Convertible Notes	14,643	—
Accrued Interest - Convertible Notes	1,154,211	1,003,568
Non-Convertible Notes Payable, Net of Debt Discount of $201,686 and $0 at June 30, 2008 and December 31, 2007, respectively	414,464	50,000
Convertible Notes Payable, Net of Debt Discount of $300,978 and $618,708 at June 30, 2008 and December 31, 2007, respectively	5,498,237	3,538,370
Derivative Liability	3,243,895	2,993,069

Total Current Liabilities	11,521,559	8,581,925

CONVERTIBLE NOTES PAYABLE, Net of Debt
Discount of $20,454 and $242,244 at June 30, 2008 and December 31, 2007, respectively	287,546	2,194,756

STOCKHOLDERS' DEFICIT:
Common Stock, $0.01 Par Value, 500,000,000 Shares Authorized, 56,743,093 and 53,184,604 Shares Issued and Outstanding at June 30, 2008 and December 31, 2007, respectively	567,431	531,847
Paid-in Capital	16,036,085	15,026,813
Accumulated Deficit	(27,851,347)	(25,840,499)

Total Stockholders' Deficit	(11,247,831)	(10,281,839)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$561,274	$494,842

*Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

SALES, net	$—	$—	$9,440	$589

COST OF SALES	—	—	2,814	—

GROSS PROFIT	—	—	6,626	589

OPERATING EXPENSES:
General and Administrative	387,463	1,013,695	787,551	1,778,487
Sales and Marketing	39,848	29,395	91,072	54,777
Research and Development	6,400	29,889	12,964	51,750

TOTAL OPERATING EXPENSES	433,711	1,072,979	891,587	1,885,014

LOSS FROM OPERATIONS	(433,711)	(1,072,979)	(884,961)	(1,884,425)

OTHER INCOME (EXPENSES):
Interest Income	57	9	70	15
Interest Expense	(610,515)	(785,177)	(1,083,276)	(1,527,054)
Amortization - Debt Issuance Costs	(126,021)	(69,618)	(213,257)	(221,880)
Gain (Loss) on Derivative Liability	(66,773)	88,750	171,234	456,784

TOTAL OTHER INCOME (EXPENSES)	(803,252)	(766,036)	(1,125,229)	(1,292,135)

LOSS BEFORE PROVISION FOR TAXES	(1,236,963)	(1,839,015)	(2,010,190)	(3,176,560)

PROVISION FOR TAXES	(135)	(801)	(655)	(1,601)

NET LOSS	$(1,237,098)	$(1,839,816)	$(2,010,845)	$(3,178,161)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Weighted Average Number of Shares	54,866,086	48,493,352	54,127,468	48,493,352

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss	$(2,010,845)	$(3,178,161)

Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash interest expense	879,066	1,229,780
Non cash consulting expense	20,325	294,400
Non cash stock based compensation	139,121	393,271
Depreciation and amortization	215,391	225,970
Gain on derivative liability	(171,234)	(456,784)
Decrease in deferred offering costs	—	333,705
Decrease in accounts receivable	2,345	—
(Increase) decrease in inventories	1,555	(26,001)
Decrease in other assets	—	3,271
(Increase) in prepaid expenses	(22,282)	(124,562)
Increase in accounts payable	153,883	246,807
Increase in accrued liabilities	9,385	46,667
Increase in interest payable	196,743	263,896

Total adjustments	1,424,298	2,430,420

Net cash (used) by operating activities	(586,547)	(747,741)

Cash flows from investing activities:
Cash payments for the purchase of equipment	—	(2,940)

Net cash (used) by investing activities	—	(2,940)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	261,250	783,271
Net proceeds from issuance of non-convertible notes	486,889	—
Net proceeds from short term notes	50,000	—
Principal payments on short term notes	(50,000)	—

Net cash provided by financing activities	748,139	783,271

Net increase (decrease) in cash and equivalents	161,592	32,590
Cash and equivalents, beginning of period	35,559	206,725

Cash and equivalents, end of period	$197,151	$239,315

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$7,396	$37,248
Income tax	$385	$1,601

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Note 1 – Summary of Significant Accounting Policies:

Organization
Performance Health Technologies, Inc. (“PHT,” the “Company,” “we” or “us”) was incorporated on June 15, 1998 in the state of Delaware. PHT develops and markets computer-based rehabilitation and health maintenance products. The Company is based in Trenton, NJ.

On July 13, 2007, we became a reporting company under the Securities Exchange Act of 1934. Our common stock commenced trading on the OTC Bulletin Board on August 8, 2008.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

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

Fair Value of Financial Instruments
The Company estimates that there are no material variations between fair value and book value of our financial assets or liabilities as of June 30, 2008 and December 31, 2007.  The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.  Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

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

Cash and Cash Equivalents
For purposes of the Statements of Cash Flows, all highly liquid investments with a maturity of three months or less are included in cash equivalents. As of June 30, 2008, cash and cash equivalents included $192,627 of cash held in commercial banks, petty cash fund of $250, and $4,274 of money market securities. As of December 31, 2007, cash and cash equivalents included $31,060 of cash held in commercial banks, petty cash fund of $250, and $4,249 of money market securities.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three and six months ended June 30, 2008  amounted to $1,650 and $9,150, respectively. Advertising expense for the three and six months ended June 30, 2007  amounted to $7,655 and $8,467, respectively.

Research and Development Costs
Expenses for research and development are charged to expense when incurred. The total amount of research and development expenses incurred during the three and six months ended June 30, 2008  amounted to $6,400 and $12,964, respectively. The total amount of research and development expenses incurred during the three and six months ended June 30, 2007 amounted to $29,889 and $51,750, respectively

Employee Stock Options
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

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, the Company included stock-based compensation in general and administrative for the cost of stock options.  Stock based compensation expense for the three and six months ended June 30, 2008 was $69,600 and $139,121, respectively.  Stock based compensation expense for the three and six months ended June 30, 2007 was $168,782 and $393,271, respectively.

No stock options were exercised during the three and six months ended June 30, 2008 and 2007.

Estimating the Fair Market Value of our Common Stock
The fair market value of our common stock is a significant estimate used in determining the value of our various equity related instruments (options, warrants, conversion features, etc.). In determining the fair market value of our stock we consider such things as the most recent equity transaction, changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions.  Our common stock commenced trading on the OTC Bulletin Board on August 8, 2008.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial statements.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP. 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of SFAS 163 is not expected to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted.  The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s financial statements.

Note 2 – Property, Plant and Equipment:

Property, plant and equipment as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Equipment and Computers	$52,568	$52,568

Less: Accumulated depreciation	(46,130)	(43,996)

	$6,438	$8,572

Depreciation expense charged to income for three and six months ended June 30, 2008  amounted to $ 949 and $ 2,134, respectively.

Depreciation expense charged to income for three and six months ended June 30, 2007  amounted to $ 2,138 and $4,090, respectively.

Note 3 – Debt Issuance Costs:

We have incurred certain costs related to financing activities since inception.  These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities.  Debt issuance costs were paid in the form of cash and stock warrants.

Debt issuance costs consisted of the following:

	June 30, 2008	December 31, 2007
2003/2004 Private Placement	$930,476	$930,476
2005 Bridge Loan A	200,048	200,048
2005 Bridge Loan B	274,114	274,114
2006 Bridge Loans	234,300	234,300
2007 Bridge Loans	248,719	248,719
2008 Bridge Loans	109,074	—

Total Debt Issuance Costs	1,996,731	1,887,657

Less: Accumulated Amortization	(1,803,323)	(1,590,066)

	$193,408	$297,591

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
Amortization expense charged to income for the three and six months ended June 30, 2008 amounted to $ 87,236 and $213,257, respectively.

Amortization expense charged to income for the three and six months ended June 30, 2007 amounted to $ 69,618 and $221,880, respectively.

Note 4 –Notes:

Convertible Notes
The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to EITF Issue. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instrument included in the exchange.  The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.  Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees.  Therefore, as of June 30, 2008, the Company had classified the fair value of all warrants and conversion features as a derivative liability.

In January and February 2008, the Company sold $275,000 of equity units (“2008 A Units”) in a private placement.  Each 2008 A Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 A Notes”) and 2,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2008 A Notes bear interest at 10% per annum and will mature 180 days from the date of issuance (the “Maturity Date”). The 2008 A Notes are convertible into shares of Company common stock at a price equal to 80% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.40 (the “Conversion Price”). The 2008 A Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2008 A Notes into Company common stock.  The Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice, during which time the Noteholder may convert the Notes into Company common stock (“Mandatory Redemption”).  The Mandatory Redemption Event will be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 A Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of Company common stock valued at the then applicable Conversion Price. Sixty days of pre-paid interest was paid by the Company at the time of closing along with an origination fee of 5% of the principal of the 2008 A Notes purchased. The exercise price is $1.00 for 1,000 of the Warrants and $1.50 per share for the remaining 1,000 Warrants. On March 26, 2008, 200,000 of the Warrants with an original exercise price of $1.00 were reduced to $0.30. (See 2008 Note B) The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $47,575 which is being amortized over the life of the convertible note. As of June 30, 2008, there was $275,000 in principal of the 2008 A Notes outstanding.

From August 15, 2007 through November 30, 2007, the Company sold $656,000 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. On March 26, 2008, 150,000 of the Warrants with an original exercise price of $1.50 were reduced to $0.50. (See 2008 Note B) The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%-82.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 258,002 which is being amortized over the life of the convertible note. As of June 30, 2008, there was $656,000 in principal of the 2007 F Notes outstanding.

On June 27, 2007, the Company sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The principal balance of the 2007 E Note, along with accrued and unpaid interest, was payable on June 27, 2008. The 2007 E Note was extended until November 30, 2008.  The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us once the Company is a reporting Company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 102,500 which is being amortized over the life of the convertible note. As of June 30, 2008, there was $250,000 in principal of the 2007 E Notes outstanding.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The principal balance of the 2007 D Note, along with accrued and unpaid interest, was payable on June 15, 2008. The 2007 D Note was extended until November 30, 2008. The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 129.2 thousand which is being amortized over the life of the convertible note. There are amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of June 30, 2008, there was $315,000 in principal of the 2007 D Notes outstanding.

On May 14, 2007, the Company sold $300,000 of equity units (the “2007 C Units”) in a private placement. The 2007 C Units consist of a 15% convertible note in the principal amount of $300,000 (the "2007 C Note") and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “Original 2007 C Warrants”) pursuant to a Subscription Agreement dated May 14, 2007 (the “Subscription Agreement”) between the Company and the investor (the “Investor”). The 2007 C Note had an original conversion price of $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  Section 2.3 (b) of the Subscription Agreement provides that in the event the 2007 C Note was not repaid on July 13, 2007, the Company would issue to the Investor an additional 50,000 warrant to purchase shares of Company common stock for each 45 days that the Note was unpaid past July 13, 2007, with such warrants having substantially the same terms as the Original 2007 C Warrants.  Pursuant to Section 2.3(b) of the Subscription Agreement, on May 1, 2008 the Company issued to the Investor five year Warrants to purchase 300,000 shares of the Company with an exercise price of $0.30 per share (the “Non Payment Warrants”).  Upon the issuance of the Non Payment Warrants, Section 2.3(b) of the Subscription Agreement was deleted in its entirety.  The 2007 C Note was extended until November 1, 2007 and subsequently extended to June 1, 2008.  An amendment agreement (the “Amendment”) was entered into as of May 1, 2008 with the Investor pursuant to which the parties agreed to amend the Subscription Agreement, the 2007 C Note and the Original 2007 C Warrants as follows.  The Maturity Date of the 2007 C Note was amended to December 31, 2008.  The Conversion Price of the 2007 C Note

was amended to a price per share equal to the lesser of (i) $0.35 per share or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the notice of conversion, as reported by the exchange on which the Company’ common stock is then traded with a floor of $0.15.  The Company agreed in the Amendment to issue to the Investor five year Warrants to purchase 150,000 shares of Company common stock having an exercise price of $0.30.  The Original 2007 C Warrants were amended as follows:  (i) 300,000 of the Original 2007 C Warrants shall have an exercise price of $0.10 per share, and (ii) 1,200,000 of the Original 2007 C Warrants shall have an exercise price of $0.30 per share.

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

The conversion feature and the original stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The original warrants were detached and accounted for as a derivative liability.   The original warrants were recorded as a discount of $ 243,000 which is being amortized over the life of the convertible note. As of June 30, 2008, there was $248,137 in principal of the 2007 C Notes outstanding.

During January of 2007, the Company sold $101,000 of equity units (the "2006 G Units") in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the "10% 2006 G Notes"), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, was payable 120 days after issuance.  As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended until July 15, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company's common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company's common stock is then traded, but in any event not less than $0.30 (the "Conversion Rate"). This conversion feature was recorded as a discount of $13,900 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of June 30, 2008, there was $101,000 in principal of 10% 2006 G Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $53,100 which is being amortized over the life of the convertible note.

On December 27, 2006 the Company sold $149,000 of equity units (the "2006 G Units") in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the "10% 2006 G Notes"), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, was payable 120 days after issuance.  As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended until July 15, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company's common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company's common stock is then traded, but in any event not less than $0.30 (the "Conversion Rate"). This conversion feature was recorded as a discount of $19,400 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.  The warrants were recorded as a discount of $75,100 which is being amortized over the life of the convertible note. As of June 30, 2008 there were $138,068 in principal of 2006 G Notes outstanding that were issued on December 27, 2006.

On October 13, 2006 the Company sold $250,000 of equity units (the “2006 D Units”) in a private placement.  The 2006 D Units consist of a 13% convertible note (the “2006 D Notes”) in the principal amount of $250,000 and 625,000 five year warrants to purchase our common stock at an exercise price of $.50. The principal balance of the 2006 D Note, along with accrued and unpaid interest, is payable on the earlier of (i) 30 days after the effective date of a registration statement filed by the Company that includes the warrant shares, or (ii) April 13, 2007.  As per an extension agreement entered into with the holder of the 2006 D Notes as of April 13, 2007, the principal balance of the 2006 D Notes, along with accrued and unpaid interest, was payable on July 13, 2007. We did not pay the 2006 D Notes on July 13, 2007. Effective November 20, 2007, the maturity date of the 2006 D notes was further extended to November 30, 2008 (“Amendment No. 2”). The holder of the 2006 D Note may elect to convert the principal balance of the 2006 D Note into shares of our common stock at a price equal to the lesser of (i) $0.50, or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $149,800 and is being amortized over the life of the convertible note.   The Note bears interest at 13% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. The Company paid a total of $8,125 in prepaid interest to the 2006 D noteholder on the date of closing, representing 90 days’ worth of interest on the 2006 D Note.  The 2006 D noteholder also received $12,500 at the closing as additional consideration.  The 2006 D Notes are secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $98,750 which is being amortized over the life of the convertible note. As of June 30, 2008, there was $250,000 in principal of the 2006 D Notes outstanding.

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

On June 30, 2006, the Company sold $250,000 of equity units (the “2006 C Units”) in a private placement.  Each 2006 C Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 C Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 C Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 C Note was extended until June 30, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008. The holder of each 2006 C Note may elect to convert the principal balance of the Convertible Note into shares of common stock.  The 2006 C Notes are convertible at a price equal to the lesser of (i) $0.60 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $170,200 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 C Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of June 30, 2008, there was $250,000 in principal of the 2006 C Notes outstanding.

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

On May 24, 2006, the Company sold $250,000 of equity units (the “2006 B Units”) in a private placement.  Each 2006 B Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 B Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 B Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 B Note was extended until June 30, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008. The holder of each 2006 B Note may elect to convert the principal balance of the 2006 B Note into shares of common stock.  The 2006 B Notes are convertible at a price equal to the lesser of (i) $0.50 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175.6 thousand and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.   Each 2006 B Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of June 30, 2008, there was $250,000 in principal of the 2006 B Notes outstanding.

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

On May 15, 2006, the Company sold $250,000 of equity units (the “2006 A Units”) in a private placement.  Each 2006 A Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 A Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 A Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 A Note was extended until June 30, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008.  The holder of each 2006 A Note may elect to convert the principal balance of the 2006 A Note into shares of common stock.  The 2006 A Notes are convertible at a price equal to the lower of (i) 70% of the average closing price of our common stock on the exchange on which the Company’s stock is trading for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder or (ii) $.30 per share (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175,600 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%,

Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 A Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of June 30, 2008, there was $250,000 in principal of the 2006 A Notes outstanding.

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

On April 4, 2006, we sold $50,000 of equity units (the "April 2006 Units") in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consists of a 15% convertible note (the "15% April 2006 Notes") in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note was extended to June 30, 2007, subsequently to November 01, 2007 and subsequently to May 01, 2008. The holder delivered a waiver of any event of default of the Note as of May 1, 2008, the maturity date of such Note. The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the "Conversion Rate"). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the Conversion Rate). We paid a total of $2,466 in prepaid interest to the 15% April 2006 Noteholder on the date of closing, representing four months worth of interest on the 15% April 2006 Note. As of March 31, 2008, there were $50,000 in principal of 15% April 2006 Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. As of June 30, 2008, there was $50,000 in principal of the April 04, 2006 Note outstanding.

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

A convertible note in accordance with the Company’s private placement memorandum dated February 24, 2005 of $750,000 is due on the earlier of the first anniversary of the closing for the convertible note or the occurrence of a fundamental change in capital structure.  The convertible note is convertible into approximately 3.75 million shares of common stock at an effective conversion price equal to 80% of the price of common stock in the next equity offering conducted by us or, if no such offering occurs, at the rate of one share per $2.00 converted.  This conversion feature was recorded as at a discount of $604,400 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: volatility:97.6%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.  The notes are available for conversion into approximately 5,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 10% annually.  The interest is payable at the option of the Company, in cash, or common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of June 30, 2008, $750,000 of the convertible notes has been converted to common stock.

A convertible note in accordance with the Company’s private placement memorandum dated October 24, 2003 of $4.9 million is due on the earlier of the fifth anniversary of the closing for the convertible notes or the occurrence of a fundamental change in capital structure.  The convertible notes are convertible into approximately 19.2 million shares of common stock at $0.25 per share.  The notes are available for conversion into approximately 4,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 8.5% annually.  The interest is payable at the option of the Company, in cash, common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of June 30, 2008, $1,826,000 of the convertible notes has been converted to common stock.

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

All derivative liabilities are assessed at each balance sheet date and are marked to market.  At June 30, 2008, the following assumptions were utilized using the Black Scholes option pricing model:  Volatility: 78.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.

Non-Convertible Notes
2008 D UNITS.  On June 23, 2008 and June 27, 2008, we sold $66,150 and $200,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by us in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by us on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which we close on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by us in cash.  The Warrants included in the Units are exercisable for shares of our common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 124,558 which is being amortized over the life of the note. As of June 30, 2008, there was $266,150 in principal of the 2008 D Notes outstanding.

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, the Company sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 140,400 which is being amortized over the life of the note. As of June 30, 2008, there was $300,000 in principal of the 2008 C Notes outstanding.

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

On March 27, 2007 we sold $50,000 of non-convertible 13% promissory notes (the "13% 2007 A Notes") to a lender in a private transaction. The principal balance of the 13% 2007 A Notes, along with accrued and unpaid interest, was payable on September 1, 2007.  The 2007 A Note was extended until November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008. The 13% 2007 A Notes bear interest at 13% per annum payable in cash at maturity in arrears.  We paid a total of $1,625 in prepaid interest to the 13% 2007 A Noteholder on the date of closing, representing three months worth of interest on the 13% 2007 A Notes plus a 5% origination fee of $2,500. As of June 30, 2008, there was $50,000 in principal of the 2007 A Notes outstanding.

Maturities of debt are as follows:

For the year ended December 31, 2008	$4,626,365
For the year ended December 31, 2009 & thereafter	2,097,000
Total	$6,723,365

The derivative liability consists of the following:

Date	Description	Balance
12/31/06	Conversion option 2006 Bridge Loans at fair market value	$602,341
12/31/06	Warrant liability on 2005 Bridge Loans at fair market value	331,122
12/31/06	Warrant liability on 2006 Bridge Loans issuance at fair market value	854,621
12/31/06	Warrant liability on 2006 advisory contract at fair market value	712,000
12/31/07	Conversion option on 2006 Bridge Loans issued during 2007	13,920
12/31/07	Warrant liability on 2006 Bridge Loans issued during 2007	187,752
12/31/07	Conversion option on 2007 Bridge Loans	259,116
12/31/07	Warrant liability on 2007 Bridge Loans	768,977
12/31/07	Warrant liability on 2007 advisory contract at fair market value	34,750
12/31/07	Fair market value adjustment on the 2006 advisory contract	(140,000)
12/31/07	Fair market value adjustment on conversion options	(99,207)
12/31/07	Fair market value adjustment on warrant liabilities	(528,823)
12/31/07	Fair market value adjustment on the 2007 advisory contract	(3,500)
06/30/08	Conversion option on 2008 Bridge Loans	14,627
06/30/08	Warrant liability on 2008 Bridge Loans	324,133
06/30/08	Warrant liability on amended 2007 advisory contract at fair market value	13,100

06/30/08	Warrant liability on 2007 Bridge Loans	70,200
06/30/08	Fair market value adjustment on the 2006 advisory contract	(36,000)
06/30/08	Fair market value adjustment on conversion options	(8,115)
06/30/08	Fair market value adjustment on warrant liabilities	(127,119)

Total		$3,243,895

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities - warrants	$2,461,213	$–	$2,461,213	$–
Liabilities - conversion options	782,682	–	782,682	–
Total Liabilities	$3,243,895	$–	$3,243,895	$–

Note 5 – Accrued Salaries and Interest:

Accrued salaries and interest represents salaries and interest due to officers of the Company. During the three and six months ended June 30, 2008, the Company accrued salaries in the amounts of $ 0 and $ 0, respectively, and accrued interest on the salaries of $7,134 and $14,269, respectively. At June 30, 2008 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $62,412. At December 31, 2007 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $48,143. Interest is accrued at a rate of 8.500% per annum.

Accrued salary and interest repayments related to the above during the three and six months ended June 30, 2008 amounted to $0.

Accrued salary and interest repayments related to the above during the three and six months ended June 30, 2007 amounted to $27,956 and $27,956, respectively.

Accrued salary and interest repayments related to the above during the year ended December 31, 2007 amounted to $27,956.

Note 6 – Provision for Income Taxes:

As of June 30, 2008 and December 31, 2007, non-current deferred tax liabilities for taxable temporary differences total $0 and $0, respectively. As of June 30, 2008 and December 31, 2007, non-current deferred tax assets recognized for deductible temporary differences total $9,089,768 and $8,446,101, respectively.

The Company’s deferred tax assets and liabilities consist of the following at June 30, 2008:

Deferred tax assets:
Net operating loss carryforwards	$8,886,115
Excess of tax basis over financial statement of intangible assets	202,750
Excess of tax basis over financial statement of property, plant and equipment	903
Valuation allowance for deferred tax assets	(9,089,768)
$0

The Company’s deferred tax assets and liabilities consist of the following at December 31, 2007:

Deferred tax assets:
Net operating loss carryforwards	$8,232,879
Excess of tax basis over financial statement of intangible assets	212,327
Excess of tax basis over financial statement of property, plant and equipment	895
Valuation allowance for deferred tax assets	(8,446,101)
$0

A valuation allowance has been established to eliminate the net deferred tax benefit since it is uncertain if the tax benefits will be realized. This allowance was increased by $2,085,096 to $8,446,101 at December 31, 2007, increased by $314,251 to $8,760,352 at March 31, 2008 and increased by $329,416 to $9,089,768 at June 30, 2008.

Income tax expense for the six months ended June 30, 2008 and 2007 consisted of the following:

	June 30,	June 30,
	2008	2007

Current State Tax	$655	$1,601

As of June 30, 2008, the Company had net operating loss carryforwards of $24,214,349 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

Year Ending December 31,
12/31/19	$1,101,282
12/31/20	2,862,191
12/31/21	1,032,226
12/31/22	2,036,114
12/31/23	2,099,394
12/31/24	2,675,931
12/31/25	2,723,509
12/31/26	4,633,098
12/31/27	5,050,604

$24,214,349

Note 7 – Concentration of Credit Risk:

The Company maintains its cash balances in two financial institutions.  As of June 30, 2008 and December 31, 2007, the Company’s cash and cash equivalents exceeded federally insured limits by $93,806 and $0, respectively.

Note 8 – Cash Flow Disclosures:

Non-cash investing and financing transactions for the six months ended June 30, 2008 included the following:

Convertible notes along with accrued interest totaling $905,407 were converted into common stock.

Non-cash investing and financing transactions for the six months ended June 30, 2007 included the following:

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.

Note 9 – 401K and Profit Sharing Plan:

The Company maintains a 401K and Profit Sharing Plan.  Contributions to the Profit Sharing Plan are at management’s discretion.  For the three and six months ended June 30, 2008, management has committed to contribute $0 and $0, respectively to the plan.  For the three and six months ended June 30, 2007, management has committed to contribute $0 and $0, respectively to the plan.

Matching corporate contributions to the 401K plan are at management’s discretion and only apply to those employees who choose to participate.  Matching contributions to the 401K plan amounted to $0 and $0, respectively for three and six months ended June 30, 2008. Matching contributions to the 401K plan amounted to $0 and $0, respectively for three and six months ended June 30, 2007.

Note 10 – Related Party Transactions:

Consulting
In September 2007, the Company signed a consulting agreement with Phoenix Ventures, a related party. The agreement, starting November 01, 2007, calls for monthly consulting fees of $3,000. In addition, the Company will issue to Phoenix Ventures 12,000 option shares at an exercise price of $0.30 per share. 1,000 options will vest each month this contract is in effect. The vested options shall be exercisable for ten years regardless of whether or not this contract is in effect at the time of exercise. This agreement is set to end on October 31, 2008. Consulting fees pertaining to this contract amounted to $9,000 and $18,000 during the three and six months ended June 30, 2008 along with 3,000 and 6,000 stock options vesting which were granted during 2007.

Consulting fees pertaining to a prior contract with Phoenix Ventures amounted to $18,000 and $36,000 during the three months and six months ended June 30, 2007 along with 7,500 and 15,000 stock options vesting which were granted during 2006.

In June 2006, the Company entered into a services agreement with Bartolomei Pucciarelli, LLC, a related party.  Fees will be paid to Bartolomei Pucciarelli, LLC on an hourly basis for financial reporting and related services.  As of June 30, 2008, the Company incurred fees of approximately $402,022 relating to this agreement. As of June 30, 2008, $239,219 of these fees are still outstanding. As of December 31, 2007, the Company incurred fees of approximately $328,464 relating to this agreement. As of December 31, 2007, $190,661 of these fees are still outstanding. Fees incurred during the six months ended June 30, 2008 and June 30, 2007 were $73,558 and $119,216, respectively. On September 17, 2007 Bartolomei Pucciarelli, LLC was granted 100,000 stock options for services rendered.

Note 11– Stock Option Plan:

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

Compensation cost recognized for the three and six months ended June 30, 2008 was $69,521 and $139,121, respectively.  Compensation cost recognized for the three and six months ended June 30, 2007 was $224,489 and $393,271, respectively.

The following assumptions were used in the Black Scholes pricing model for the 2008 option issuances:

Fair Market Value	Exercise Price	Expected Term	Dividend Yield	Interest Rate	Volatility
$0.25	$0.30	10 years	-0-	4.7%	78%

The status of the stock option plan is as follows at June 30, 2008:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at January 1, 2007	11,205,334	$0.25

Granted	1,161,999	$0.30
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2007	12,367,333	$0.26

Granted	1,000,000	0.30
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2008	13,367,333	0.26

Exercisable at June 30, 2008	11,063,323	$0.26
Exercisable at December 31, 2007	9,750,658	$0.25

Note 12 – Stockholders’ Equity:

During 2008, the Company converted $710,000 of the Company’s 2003 convertible debt and $143,544 of accrued interest on the 2003 convertible debt into 3,414,184 shares of the Company’s common stock.

During May 2008, the Company converted $51,863 of the Company’s 2007 convertible debt into 148,180 shares of the Company’s common stock.

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

In an effort to determine the fair market value of our common stock, which was not readily determinable or actively traded as of June 30, 2008, we applied SFAS No. 157 “Fair Value Measurements” to derive the historical and the current fair market value of our common stock.  SFAS No. 157 states, “This Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset.”

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

Fair market value during 2007 was set at $.25 as a result of the following considerations: As part of the negotiations of the aforementioned Standby Equity Distribution Agreement, YA Partners was seeking initial compensation in the amount of $500,000. YA Partners agreed to accept 2,000,000 shares of our common stock as such compensation. This transaction resulted in a fair market value of $.25 per share. The amount of shares issued as compensation was the result of an arms length negotiation between unrelated parties and this is the only capital transaction during the time period under consideration.  Furthermore, we also considered the fair market value of our common stock in the previous issuances, the changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions in determining the fair market value of our stock during 2007.  Accordingly, we believe that $.25 is the best indication of fair market value for our stock during 2007 and through June 30, 2008.

Warrants
On June 23, 2008, the Company issued Warrants to purchase 100,000 shares of the Company’s common stock, $0.01 par value.  The exercise price of the warrants is $0.50 per share and the warrants expire June 23, 2013. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.

The aforementioned warrants were issued in conjunction with an amendment to a consulting agreement with Dawson James Securities, Inc. (Dawson James.) Accordingly, the cost of these warrants has been recorded as a prepaid expense with the appropriate charges to income as time passes. The warrants were also accounted for as a derivative liability. The warrants were recorded as a discount of $13,100 and are being amortized over the life of the consulting agreement.  Under this agreement Dawson James is contracted to assist the Company with investment banking and public relations services.

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

Note 14 – Leasing Arrangements:

Trenton, New Jersey  Facility
In September of 2006, the Company assumed a lease for their facility in Trenton, NJ.  The lease requires a base rent of $3,738.46 (increasing to $3,897.54 on January 1, 2007) per month along with its proportionate share of taxes, common area maintenance charges and insurance beginning on September 01, 2006 for a period of sixteen months. On December 31, 2007 the Company extended this lease for an additional five years. The term of this lease agreement expires December 31, 2012. The total rent incurred for the three and six months ended June 30, 2008 was $8,772 and $21,930, respectively. The total rent incurred for the three and six months ended June 30, 2007 was $14,474 and $27,578, respectively.

Note 15 – Officers and Directors:

On June 10, 2008, Roger G. Harrison, PhD, 60, was appointed President of Performance Health Technologies, Inc. (the “Company”).  Dr. Harrison has been serving as a director of the Company since January 16, 2005 and as its Chairman of the Board since March 7, 2006.

On June 10, 2008, Timothy F. Parshall, 49, was appointed Executive Vice President for Corporate Development of the Company.  Mr. Parshall has been serving as a director of the Company since September 20, 2006.

Robert D. Prunetti will continue to serve as the Company’s Chief Executive Officer.  Mr. Prunetti has been serving as Chief Executive Officer since February 21, 2006 and as a director of the Company since January 19, 2005.

Note 16 – Commitments, Contingencies and Uncertainties:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $2,010,845 during the six months ended June 30, 2008, and as of that date, the Company’s current liabilities exceeded its current assets by $11,164,933. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 – Subsequent Events:

On July 18, 2008 and July 31, 2008, the Company sold  $125,000 and $95,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. For the $125,000 of 2008 D Units sold on July 18, 2008, the total offering price and total commissions paid to broker-dealers were $125,000 and $17,500, respectively.  For the $95,000 of 2008 D Units sold on July 31, 2008, the total offering price and total commissions paid to broker-dealers were $95,000 and $13,300, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.  The proceeds from the 2008 D Units were used for working capital purposes.

Our common stock commenced trading on the OTC Bulletin Board on August 8, 2008.

The Company has obtained the consent of the holders of the following notes to a new maturity date of November 30, 2008 and a waiver of any event of default:  certain 2007 F Notes and 2008 A Notes. The holder of the April 4, 2006 Note delivered a waiver of any event of default of the April 4, 2006 Note. As of  August 13, 2008, the maturity date of such April 4, 2006 Note was May 01, 2008.

In August 2008, we agreed to reduce the exercise prices of approximately 3,570,600 of our outstanding warrants by approximately two-thirds in exchange for the extension of the maturity dates of  outstanding notes held by the holders of the adjusted warrants that would have otherwise been in default.  In August 2008, we also agreed to reduce the exercise prices of  approximately 2,970,000 of our outstanding warrants by approximately two-thirds in exchange for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information included in this Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations of these words or comparable terminology.

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

GENERAL

We develop and market performance evaluation and rehabilitation products that monitor and guide exercise and give real-time motivational feedback. Over the past nine years, our medical and computer experts have brought together advanced software and medical technology in order to create MotionTrack, our versatile proprietary technology platform. Our goal is to transform the way individuals exercise, train, and rehab from injuries by creating innovative products using MotionTrack that merge technology with exercise for more accurate and controlled therapy, injury recovery, and personal training and fitness.

Our products have been tested, accepted, and endorsed by leaders in the medical, rehabilitation and athletic communities. Our SportsRAC Shoulder, Knee and Forearm systems are installed in physical therapy clinics and university athletic departments and with professional sports teams throughout the United States and Canada.

In January 2005, we released Core:Tx for Physical Therapists (Core:Tx PT), the first product to incorporate MotionTrack technology, a wireless motion and position sensing system. This system is the culmination of several years of development effort, including three new patent applications. Core:Tx for Professionals, an improved version of Core:Tx PT is currently being marketed to the clinical physical therapy market. An enhanced and targeted version of the product for stroke survivors was released directly to consumers in the fourth quarter of 2005. Since the launch of the Core:Tx for Stroke Survivors product and the marketing of Core:Tx for Professionals, we have been evaluating other rehabilitation markets as well as potential new market segments and plan to begin an intensive effort of marketing Core:Tx products to athletes, health and fitness enthusiasts, fitness centers, rehabilitation patients and rehabilitation clinics. We expect to use a broad range of distribution networks designed to target specific categories of sports at differing skill levels and differing rehabilitation needs.

The inherent versatility designed into the MotionTrack technology affords the opportunity to explore numerous additional markets, including personal fitness, athletic training, and occupational health and safety. Accordingly, we intend to develop and market additional PC-based products that will function with an upgraded MotionTrack technology system and communicate with a higher performing Core:Tx device. This new family of Core:Tx products will focus on training for the health and fitness consumer market be designed to be especially easy to understand and use, and be manufactured at a lower price point. These products will be internet ready, and will include the ability to collect and distribute human motion data among multiple users.

Our future development and successful brand identity will be linked to our ability to create high-performance exercise evaluation and monitoring products based on our MotionTrack technology platform. We intend to produce and market rehabilitation and fitness aids for both a clinical (rehabilitation or therapy) setting as well as for use in the home and at the gym. Additionally, we seek to license and distribute our MotionTrack technology for use in pre-existing fitness and rehabilitation products that currently lack the ability to track and monitor motion and position in real-time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2007

Revenues during the three months ended June 30, 2008 and in the corresponding three months ended June 30, 2007 were $0. During the first quarter of 2008, the Company sold a few units to its primary distributor (Interactive Metronome, Inc. (“Interactive Metronome”)) which were re-sold to end users and utilized in pilot programs which they sponsored. During the second quarter of 2008, the Company placed several units in pilot programs where it did not charge for those units.  During the quarter ended June 30, 2007, the Company was in the process of designing enhancements to the Core: TX product, thus sales were not procured. The product is now being marketed through the Company’s contract with Interactive Metronome as well as through direct marketing efforts by Company personnel.

Cost of goods sold during the three months ended June 30, 2008 and in the corresponding three months ended June 30, 2007 was $0 as no products were sold in either period.

Research and Development Expenses during the three months ended June 30, 2008 of $6,400 decreased by $23,489, or 79%, from $29,889 in the corresponding three months ended June 30, 2007. The decrease in research and development expenses is primarily attributable to the Company completing product enhancements during 2007.  Management engaged outside contractors for research and development needs during the second quarter of 2007 in the amount of $28,968 as compared to salary expenses of $5,760 for the corresponding quarter ended June 30, 2008.

General and Administrative Expenses during the three months ended June 30, 2008 of $387,463 decreased by $626,232, or 62%, from $1,013,695 in the corresponding three months ended June 30, 2007.  This decrease was primarily attributable to the decrease in legal expenses of $437,550, consulting expenses of $62,559, stock option expenses of $99,182, and accounting fees of $40,229.  These decreases relate in large part to management’s efforts to raise capital, and the registration of the Company’s common stock with the Securities Exchange Commission (“SEC”) during the quarter ended March 31, 2007.  Approximately $334,000 of the decrease in legal fees were related to deferred offering costs capitalized in 2006 relating to the Standby Equity Distribution Agreement (“SEDA”) and subsequently expensed in 2007.  The decreases were primarily offset by an increase in general and administrative salaries of $7,124.

Sales and Marketing Expenses during the three months ended June 30, 2008 of $39,848 increased by $10,453, or 36%, from $29,395 in the corresponding three months ended June 30, 2007. The increase is primarily attributable to an increase in marketing consultant fees in the amount of approximately $16,830.  Advertising salaries increased approximately $1,720.  These increases were offset by a decrease in trade show and advertising expenses of approximately $8,507. During the quarter ended June 30, 2007, the Company’s focus was on product enhancements and registering the Company’s common stock with the SEC.

Amortization during the three months ended June 30, 2008 of $126,021 increased by $56,403, or 81%, from $69,618 during the corresponding three months ended June 30, 2007.  The increase is primarily attributable to amortization expense on the debt issuance costs associated with the 2008 bridge loans and the write-off of the debt issuance costs associated with conversions of outstanding convertible notes during the period. The increase was offset by 2006 bridge loans that were fully amortized during the year ended December 31, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the three months ended June 30, 2008 of $610,458 decreased by $174,710, or 22%, from $785,168 during the corresponding three months ended June 30, 2007.  The decrease is primarily attributable to the maturity and conversions of outstanding convertible notes during the period.

Gain (loss) on Conversion Liability during the three months ended June 30, 2008 of $(66,773) decreased by $155,523, or 175%, from $88,750 during the corresponding three months ended June 30, 2007.  The decrease is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with Statement of Financial Accounting Standards (“SFAS”) 133, which requires embedded derivatives to be marked to market at each balance sheet date.

Net loss to common shareholders was $(1,237,098) or $(0.02) per share for the three months ended June 30, 2008 as compared to a net loss to common shareholders to common shareholders of $(1,839,816) or $(0.04) per share for the corresponding three months ended June 30, 2007. The decrease in net loss is primarily attributable to a decrease in legal expenses, a decrease in consulting expenses, a decrease in stock option expenses, a decrease in interest expense, a decrease in amortization expense associated with the Company’s convertible debt outstanding, and gain on conversion liabilities.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of June 30, 2008, our accumulated deficit was $(27,851,347).

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2007

Revenues during the six months ended June 30, 2008 of $9,440 increased by $8,851, or 1503%, from $589 in the corresponding six months ended June 30, 2007 primarily resulting from an increase in sales of the Core: TX products in the amount of $8,851. During the six months ended June 30, 2007, the Company was in the process of completing enhancements to the Core: TX product, thus sales were limited.  The product is marketed through the Company’s contract with Interactive Metronome.

During the six months ended June 30, 2008, the Company sold 10 Core:TX units and two Core:TX units during the six months ended June 30, 2007.

Cost of goods sold in the six months ended June 30, 2008 of $2,814 increased by $2,814, or 100%, from $0 in the corresponding six months ended June 30, 2007. The increase is primarily attributable to the increase in units sold.  During management’s transition in 2006, the Company moved primary locations from Colorado to New Jersey.  During this process, management was unable to account for products that the previous management team provided to potential sales distribution channels as demonstration products (the costs of which were expensed).  Products sold during the six months ended June 30, 2007, were assembled from pieces of recovered demo units. Accordingly, the cost of goods sold for 2007 is significantly lower than it would be had the units sold been manufactured under normal circumstances.

Research and Development Expenses during the six months ended June 30, 2008 of $12,964 decreased by $38,786, or 75%, from $51,750 in the corresponding six months ended June 30, 2007. The decrease in research and development expenses is primarily attributable to the Company completing product enhancements during 2007.  Management engaged outside contractors for research and development needs during the six months ended June 30, 2007 in the amount of $50,673 as compared to salary expenses of $12,838 for the corresponding six months ended June 30, 2008.

General and Administrative Expenses during the six months ended June 30, 2008 of $787,551 decreased by $990,936, or 56%, from $1,778,487 in the corresponding six months ended June 30, 2007.  This decrease was primarily attributable to a decrease in legal expenses of $378,501, consulting expenses of $263,841, stock option expenses of $254,151, general and administrative salaries of $32,048, and accounting fees of $63,433.  These decreases relate to management’s efforts to raise capital, and the registration of the Company’s common stock with the SEC during the six months ended June 30, 2007.  Approximately $334,000 of the decrease in legal fees were related to deferred offering costs capitalized in 2006 relating to the SEDA and subsequently expensed in 2007.

Sales and Marketing Expenses during the six months ended June 30, 2008 of $91,072 increased by $36,295, or 66%, from $54,777 in the corresponding six months ended June 30, 2007. The increase is primarily attributable to an increase in marketing consultants fees in the amount of approximately $36,830.  Advertising salaries increased approximately $3,400.  These increases were offset by a decrease in trade show and advertising expenses of approximately $4,460. During the six months ended June 30, 2007, the Company’s focus was on product enhancements and registering the Company’s common stock with the SEC.

Amortization during the six months ended June 30, 2008 of $213,257 decreased by $8,623, or 4%, from $221,880 during the corresponding six months ended June 30, 2007.  The decrease is primarily attributable to amortization expense on the debt issuance costs associated with the 2006 bridge loans that were fully amortized during the year ended December 31, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the six months ended June 30, 2008 of $1,083,206 decreased by $443,848, or 29%, from $1,527,054 during the corresponding six months ended June 30, 2007.  The decrease is primarily attributable to the maturity and conversions of outstanding convertible notes during the period.

Gain on Conversion Liability during the six months ended June 30, 2008 of $171,234 decreased by $285,550 or 63% from $456,784 during the corresponding six months ended June 30, 2007.  The decrease is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.

Net loss to common shareholders was $(2,010,845) or $(0.04) per share for the six months ended June 30, 2008 as compared to a net loss to common shareholders of $(3,178,161) or $(0.07) per share for the corresponding six months ended June 30, 2007. The decrease in net loss is primarily attributable to a decrease in legal expenses, a decrease in consulting expenses, a decrease in stock option expenses, a decrease in interest expense, a decrease in amortization expense associated with the Company’s convertible debt outstanding, and gain on conversion liabilities.

Accumulated Deficit. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of June 30, 2008, our accumulated deficit was $(27,851,347).

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At June 30, 2008, cash and cash equivalents were $197,151. Total liabilities at June 30, 2008 were $11,809,105, consisting of current liabilities in the aggregate amount of $11,521,559 and long-term liabilities in the amount of $287,546. At June 30, 2008, assets included $2,375 in accounts receivable, $25,311 in product inventory, $131,789 in prepaid expenses, $6,438 in furniture and equipment, net of depreciation; $193,408 in debt issuance costs, net of amortization; and other assets of $4,802. As of June 30, 2008, our working capital deficit was $(11,164,933) as compared to $(8,398,048) at December 31, 2007. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at June 30, 2008 was as follows:

June 30, 2008
Non-convertible notes	$616,150
Short-term bridge loans	3,033,215
Convertible notes	3,074,000

For more detailed information on long-term liabilities, see Note 5 to our financial statements contained herein.

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

The Company used the proceeds from the 2005, 2006, 2007 and 2008 private placement offerings to fund continued research and development and marketing of the Core:Tx Stroke and Core:Tx for Professionals products. The Company used approximately $635,000 on the continued development of the products. The Company also used approximately $646,000 on selling and marketing campaigns. The remaining proceeds from the issuances have been used to fund the Company’s general operating costs and a portion of the expenses associated with the registration of the Company’s common stock under the Securities

Exchange Act of 1934. The Company has incurred approximately $1,310,000 of professional fees in conjunction with the SEC registration. At June 30, 2008, $540,624 of these fees are unpaid and included in Accounts Payable.

Currently, the Company is burning approximately $95,000 month on recurring expenses. Of the $95,000 monthly burn rate, 75% is comprised of general and administrative costs, 20% is comprised of sales and marketing and 5% is comprised of continued product refinement and support costs.

The following is a general description of our financing transactions consummated during our most recent fiscal quarter ended June 30, 2008 and thereafter. See also the Notes to Financial Statements included with this Report on Form 10-Q. See our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 and Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2008 for descriptions of our previous financing transactions in 2007 and 2008.

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, we sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by us in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by us on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which we close on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by us in cash.  The Warrants included in the Units are exercisable for shares of our common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  For the $88,500 of 2008 C Units sold on April 22, 2008, the total offering price and total commissions paid to broker-dealers were $88,500 and $12,390, respectively. For the $32,500 of 2008 C Units sold on May 12, 2008, the total offering price and total commissions paid to broker-dealers were $32,500 and $4,550, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.

2007 C NOTES.  On May 14, 2007, we sold $300,000 of equity units (the “2007 C Units”) in a private placement consisting of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase our common stock at an exercise price of $0.30 (the “Original 2007 C Warrants”) pursuant to a Subscription Agreement dated May 14, 2007 (the “Subscription Agreement”) with the investor (the “Investor”).  The 2007 C Note had an original conversion price of $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  Section 2.3 (b) of the Subscription Agreement provided that in the event the 2007 C Note was not repaid on July 13, 2007, we would issue to the Investor an additional 50,000 warrants to purchase shares of our common stock for each 45 days that the Note was unpaid past July 13, 2007, with such warrants having substantially the same terms as the Original 2007 C Warrants. Pursuant to Section 2.3(b) of the Subscription Agreement, on May 1, 2008, we issued to the Investor five year Warrants to purchase 300,000 shares of our common stock with an exercise price of $0.30 per share (the “Non Payment Warrants”). Upon the issuance of the Non Payment Warrants, Section

2.3(b) of the Subscription Agreement was deleted in its entirety. The 2007 C Note had been extended until November 1, 2007 and subsequently extended to June 1, 2008.  An amendment agreement (the “Amendment”) was entered into as of May 1, 2008 with the Investor pursuant to which the parties agreed to amend the Subscription Agreement, the 2007 C Note and the Original 2007 C Warrants as follows.  The Maturity Date of the 2007 C Note was amended to December 31, 2008.  The Conversion Price of the 2007 C Note was amended to a price per share equal to the lesser of (i) $0.35 per share or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the notice of conversion, as reported by the exchange on which our common stock is then traded. The Subscription Agreement was amended to delete Section 2.3(b).  We agreed in the Amendment to issue to the Investor five year Warrants to purchase 150,000 shares of Company common stock having an exercise price of $0.30.  The Original 2007 C Warrants were amended as follows:  (i) 300,000 of the Original 2007 C Warrants shall have an exercise price of $0.10 per share, and (ii) 1,200,000 of the Original 2007 C Warrants shall have an exercise price of $0.30 per share.

2008 D UNITS.  On June 23, 2008, June 27, 2008, July 18, 2008 and July 31, 2008, we sold $66,150, $200,000, $125,000 and $95,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by us in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by us on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which we close on equity financings grossing an aggregate of $1 million commencing upon the date of issuance of the 2008 D Notes and ending upon the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by us in cash.  The Warrants included in the Units are exercisable for shares of our common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. For the $66,150 of 2008 D Units sold on June 23, 2008, the total offering price and total commissions paid to broker-dealers were $66,150 and $9,261, respectively.  For the $200,000 of 2008 D Units sold on June 27, 2008, the total offering price and total commissions paid to broker-dealers were $200,000 and $28,000, respectively. For the $125,000 of 2008 D Units sold on July 18, 2008, the total offering price and total commissions paid to broker-dealers were $125,000 and $17,500, respectively.  For the $95,000 of 2008 D Units sold on July 31, 2008, the total offering price and total commissions paid to broker-dealers were $95,000 and $13,300, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.

In August 2008, we agreed to reduce the exercise prices of approximately 3,570,600 of our outstanding warrants by approximately two-thirds in exchange for the extension of the maturity dates of outstanding notes held by the holders of the adjusted warrants that would have otherwise been in default.  In August 2008, we also agreed to reduce the exercise prices of approximately 2,970,000 of our outstanding warrants by approximately two-thirds in exchange for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings.

AGREEMENTS WITH PLACEMENT AGENTS AND FINDERS

We entered into a Financial Advisory and Investment Banking Agreement with Dawson James Securities (“Dawson James”) dated July 5, 2007 as amended (as amended, the “DJ Financial Advisory Agreement”). Pursuant to the DJ Financial Advisory Agreement, we paid to Dawson James a fee of $100,000 in exchange for certain financial advisory services to be provided during the term of the Financial Advisory Agreement and on August 15, 2007, we issued 250,000 five year warrants exercisable at $0.50 per share to Dawson James as consideration under the DJ Financial Advisory Agreement.  Pursuant to an amendment of DJ Financial Advisory Agreement entered into on June 23, 2008 which extended the term thereof for an additional six month period through January 5, 2009, we paid to Dawson James a fee of $60,000 and we issued 100,000 additional five year warrants exercisable at $0.50 per share to Dawson James as consideration under the amendment to the DJ Financial Advisory Agreement.  In addition, the DJ Financial Advisory Agreement provides for payment of a fee equal to 5% of the total consideration received by us either in a debt or equity financing arrangement with an investor introduced to us by Dawson James, or in the event of a sale, merger or sale of significant assets of us and/or our affiliates with an investor introduced to us by Dawson James.

We entered into a Placement Agreement with Dawson James on July 2, 2007 (the “2007 Placement Agreement”) pursuant to which Dawson James acted as a placement agent for the placement of up to $600,000 of our securities.  Dawson James received cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 5% of the gross offering price, of the securities sold by or through Dawson James.   At each closing of the offering of the securities, Dawson James also received warrants to purchase such number of shares of common stock as equaled 10% of the common stock issued to investors in the offering.  Such warrants are exercisable at a price equal to 100% of the price of common stock in the offering.

We and Dawson James also entered into a Placement Agreement dated January 24, 2008 and amended on June 25, 2008 to extend the term thereof and increase the maximum offering size (as amended, the “2008 Placement Agreement”) pursuant to which Dawson James has agreed to act as a placement agent for the placement of up to $3.0 million of our securities on a best efforts basis.  Dawson James will receive cash compensation equal to 12% of the gross offering price, plus an additional non-accountable expense allowance equal to 3% of the gross offering price, of the securities sold by or through Dawson James.  The 2008 Placement Agreement also provides for the payment of a fee of $100,000 for due diligence and pre-marketing expenses, $75,000 of which was paid in January 2008. At each closing of the offering of the securities, Dawson James will also receive warrants to purchase such number of shares of common stock as equals 10% of the common stock issued to investors in the offering.  Such warrants will be exercisable at a price equal to 100% of the price of common stock in the offering.  No securities have been sold by us as of the date hereof under the 2008 Placement Agreement.

We and Dawson James also entered into a Finders Agreement on March 26, 2008 (the “2008 Finders Agreement”) pursuant to which Dawson James acts as a finder for the placement of our securities on a “best efforts” basis.  Dawson James will receive cash compensation equal to 14% of the gross offering price of the securities sold by or through Dawson James.   The 2008 Finders Agreement also provides that if within one year of the date of the 2008 Finders Agreement, we complete any private financing of equity or debt not involving Dawson James as a finder, placement agent or otherwise, with any prospective investors to whom we were introduced by Dawson James and disclosed to us in writing, we will pay Dawson James upon the closing of such financing 14% of the gross offering price of such securities as a source fee.

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

We have recently entered into a number of financing transactions (see Notes 4 and 17). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. (See Note 17). We believe that if we raise approximately $10.2 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.1 million), repayment of debt (approximately $7.6 million expected to mature from July 1, 2008 to June 30, 2009), accounts payable and accrued expenses (approximately $1.2 million) and the balance to be utilized for marketing and development over the next twelve months.  As of June 30, 2008, we had cash balances of $197,151.

We recently signed a private placement agreement for the sale of up to $3.0 million of our common stock. We expect selling activities to begin in the third quarter of 2008 with completion of the offering at the end of 2008. In the meantime we are presently offering private debt securities to provide capital until the common stock offering is completed and the funds realized.

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

SALES ACTIVITIES AND PRODUCT DEVELOPMENT

We entered into a Sales and Marketing contract with Interactive Metronome in 2007. We began earning revenues relating to the 2007 Interactive Metronome contract during the latter part of the fourth quarter of 2007. In May 2008, we entered into a new Sales and Marketing Agreement (the “IM Agreement”) with Interactive Metronome.  Interactive Metronome markets its Interactive Metronome(R) therapy product (“IM”) to the health care industry for patients who suffer from neurological and motor impairments such as traumatic brain injury, Parkinson’s Disease, amputation, multiple sclerosis and balance disorders. Pursuant to the IM Agreement, Interactive Metronome will market our “Pro Products” and the Stroke Survivor (Home) Products, which use our proprietary Core:Tx technology for measuring a person’s range of motion (“PHT Products”).

Pursuant to the agreement, Interactive Metronome has been appointed the exclusive distributor of PHT Products in the United States and Canada (the “Territory”) for the following markets:

•
NEUROLOGICAL REHABILITATION MARKET. Facilities that provide neurological and motor therapy to adults who have suffered stroke, brain injury and other neuro-muscular disorders provided that sales efforts are directed to Interactive Metronome’s contacts in the areas of the rehabilitation facilities that treat the individuals referenced above regardless of whether they are Interactive Metronome customers;

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

Pursuant to the IM Agreement, Interactive Metronome has been appointed a non-exclusive distributor for PHT Products with respect to all other markets within the Territory; provided however, if we appoint an exclusive distributor for any or all such markets during the term of the IM Agreement, Interactive Metronome is obligated to respect that exclusivity.

The exclusivity granted becomes null and void should IM fail to sell 120 Core:Tx(R) Neuro units during the first eight months of the IM Agreement, and an additional 120 Core:Tx(R) Neuro units during the remaining four months of the IM Agreement (240 units total during term).

The parties are required to agree upon suggested retail selling prices for the PHT Products. The purchase price to be paid by Interactive Metronome for the PHT Products is a percentage of the suggested retail selling price for the PHT Products.

The IM Agreement has an initial term of one year. During the first year, the IM Agreement may be terminated by us immediately upon Interactive Metronome’s material breach of the IM Agreement or inability to perform its obligations for financial reasons or otherwise.

During the term of the IM Agreement and for a period of two years after termination of the IM Agreement, Interactive Metronome may not contact or solicit the trade or patronage of any of our customers for itself or any other person or entity with respect to any products that are designed for or may be used to measure a person’s range of motion, or solicit, induce or attempt to induce any or our employees to leave our employ to become connected in any way with, or employ or utilize any such employee in, any other business engaged in the sale or distribution of products similar to the PHT Products. The amount of expected revenues from the IM Agreement is undeterminable as of the date of this Report on Form 10-Q.

Management has begun to evaluate the feasibility of marketing an updated version of our original product, SportsRAC. This initiative was sparked by feedback received from existing users of SportsRAC. We anticipate that an updated version of SportsRAC would utilize our existing Core:Tx platform. At this time management believes that an updated SportsRAC product would appeal to a different market segment than the existing Core:Tx products.

GOING CONCERN MATTERS

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several periods. As of June 30, 2008, we had an accumulated deficit of approximately $27.9 million.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.

INCOME TAXES

As part of the process of preparing our financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change our valuation allowance which could materially impact our financial condition and results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments, are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

CONVERTIBLE SECURITIES WITH CONVERSION FEATURES

We account for the fair value conversion features embedded in our convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To and Potentially Settled In a Company’s Own Stock” which requires us to bifurcate and separately account for the conversion feature as embedded derivatives contained in our convertible notes. Pursuant to SFAS No. 133, we bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. We are required to carry these embedded derivatives on our balance sheet at fair value and unrealized changes in the value of these embedded derivatives are reflected in our statement of operations. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

ESTIMATING THE FAIR MARKET VALUE OF OUR COMMON STOCK

The fair market value of our common stock is a significant estimate used in determining the value of our various equity related instruments (options, warrants, conversion features, etc.). In determining the fair market value of our stock we consider such things as the most recent equity transaction, changes in our financial position, progressions in product development and the effects of dilutive debt conversions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on our financial position and results of operations.  We are currently evaluating the impact of adoption of this statement on our non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  We adopted this Statement as of January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of SFAS 163 is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted.  The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s financial statements.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-KSB and the other information in this Report on Form 10-Q.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

WE HAVE HAD LIMITED PRODUCT SALES, A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION.

We have had limited sales of our products to date. We incurred net losses of approximately $(1.2) million during the quarter ended June 30, 2008. We expect to incur substantial additional operating losses in the future. During the quarter ended June 30, 2008, we generated revenues from product sales in the amount of $0. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON JUNE 30, 2008.

We had a working capital deficit of $(11,164,933) at June 30, 2008, which means that our current liabilities exceeded our current assets on June 30, 2008 by $11,164,933. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2008 were not sufficient to satisfy all of our current liabilities on that date.

WE MAY NOT BE ABLE TO OBTAIN THE SIGNIFICANT FINANCING THAT WE NEED TO CONTINUE TO OPERATE.

We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of our debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $10.2 million we will be able to service our debt obligations, continue operations and begin market penetration for the CoreTx product line. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our working capital, debt repayment or other expenses, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or other capital needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

MARKET INFORMATION AND OTHER MATTERS

Market Information

On July 13, 2007, we became a reporting company under the Securities Exchange Act of 1934. Our common stock commenced trading on the OTC Bulletin Board on August 8, 2008. There can be no assurance that the trading market for our common stock will be active. Absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Authorized and Outstanding Shares

Our Certificate of Incorporation authorizes 500,000,000 shares of our common stock, $0.01 par value per share and 100,000,000 shares of our preferred stock, $0.01 par value per share. As of June 30, 2008, we had 56,743,093 shares of common stock outstanding and no shares of preferred stock outstanding.

Stock Options

As of June 30, 2008, there were (i) 6,340,333 shares of our common stock issuable upon exercise of outstanding stock options under our 1999 Stock Incentive Plan at $0.25 per share and (ii) 7,027,000 shares of our common stock issuable upon exercise of outstanding stock options under our 2006 Plan at $0.25 to $0.30 per share.

Warrants

As of June 30, 2008, there were outstanding warrants to purchase 35,715,182 shares of our common stock at prices ranging from $0.10 to $1.50 per share.

Convertible Notes

Conversion into Common Stock.  As of June 30, 2008, there were outstanding promissory notes convertible into shares of our common stock as follows:

Principal	Type of Note	Conversion Terms	Conversion Shares
$3,074,000	2003 Notes	Convertible into common stock at $0.25 per share.	12,296,000
$ 50,000	April 2006 Notes	Convertible into common stock at $0.30 per share.	166,667
$ 250,000	2006 A Note	Convertible into common stock at the lower of $0.30 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$ 250,000	2006 B Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$ 250,000	2006 C Notes	Convertible into common stock at the lower of $0.60 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$ 250,000	2006 D Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$ 239,078	2006 G Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	796,927
$ 248,137	2007 C Note	Convertible into common stock at $0.35 per share.	708,963
$ 315,000	2007 D Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	1,050,000

$ 250,000	2007 E Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	833,334
$ 656,000	2007 F Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	2,186,667
$ 275,000	2008 A Notes	Convertible into common stock at 80% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.40 [at an assumed market price of $0.25 the assumed conversion price is $0.40].	687,500
$6,107,215			24,440,346

See the Notes to the Financial Statements for additional terms of these convertible notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Company except as described below.

On June 30, 2006, Marc R. Silverman, a former President and Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, filed a lawsuit against the Company in the District Court for Boulder County, Colorado. Mr. Silverman claims that salary and consulting fees which Mr. Silverman had previously agreed to defer are now due and owing to him from the Company.  Mr. Silverman alleges claims for relief based upon violation of the Colorado Wage Act and breach of contract. Mr. Silverman seeks relief including alleged unpaid wages due and owing, statutory liquidated damages under the Colorado Wage Act, actual damages, costs and expenses of prosecution, attorney fees and pre- and post-judgment interest. The Company believes that this complaint is without merit and plans to file an answer to defend against such complaint.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, the Company sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.  For the $179,000 of 2008 C Units sold on April 4, 2008, the total offering price and total commissions paid to broker-dealers were $179,000 and $25,060, respectively.  For the $88,500 of 2008 C Units sold on April 22, 2008, the total offering price and total commissions paid to broker-dealers were $88,500 and $12,390, respectively. For the $32,500 of 2008 C Units sold on May 12, 2008, the total offering price and total commissions paid to broker-dealers were $32,500 and $4,550, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by, respectively the finder in this offering.  Such fees were deducted from the offering proceeds.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.  The proceeds from the 2008 C Units were used for working capital purposes.

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

On April 15, 2008, the Company granted 100,000 options with an exercise price of $0.30 to a consultant, which vest 1/2 on April 15, 2008; and 1/2 on April 15, 2009, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2008, the Company issued 100,000 warrants to an individual for services provided to the Company, having an exercise price of $0.30 per share and an expiration date of December 31, 2010.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On May 14, 2007, the Company sold $300,000 of equity units (the “2007 C Units”) in a private placement consisting of a 15% convertible note in the principal amount of $300,000 (the “2007 C Note”) and 1,500,000 five year warrants to purchase the Company’s common stock at an exercise price of $0.30 (the “Original 2007 C Warrants”) pursuant to a Subscription Agreement dated May 14, 2007 (the “Subscription Agreement”) with the investor (the “Investor”).  The 2007 C Note had an original conversion price of $0.50 per share.  The principal balance of the 2007 C Note, along with accrued and unpaid interest, was payable on July 13, 2007.  Section 2.3 (b) of the Subscription Agreement provided that in the event the 2007 C Note was not repaid on July 13, 2007, the Company would issue to the Investor an additional 50,000 warrant to purchase shares of Company common stock for each 45 days that the Note was unpaid past July 13, 2007, with such warrants having substantially the same terms as the Original 2007 C Warrants.  Pursuant to Section 2.3(b) of the Subscription Agreement, on May 1, 2008 the Company issued to the Investor five year Warrants to purchase 300,000 shares of the Company with an exercise price of $0.30 per share (the “Non Payment Warrants”).  Upon the issuance of the Non Payment Warrants, Section 2.3(b) of the Subscription Agreement was deleted in its entirety.  The 2007 C Note had been extended until November 1, 2007 and subsequently extended to June 1, 2008.  An amendment agreement (the “Amendment”) was entered into as of May 1, 2008 with the Investor pursuant to which the parties agreed to amend the Subscription Agreement, the 2007 C Note and the Original 2007 C Warrants as follows.  The Maturity Date of the 2007 C Note was amended to December 31, 2008.  The Conversion Price of the 2007 C Note was amended to a price per share equal to the lesser of (i) $0.35 per share or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the notice of conversion, as reported by the exchange on which the Company’ common stock is then traded.   The Subscription Agreement was amended to delete Section 2.3(b).  The Company agreed in the Amendment to issue to the Investor five year Warrants to purchase 150,000 shares of Company common stock having an exercise price of $0.30.  The Original 2007 C Warrants were amended as follows:  (i) 300,000 of the Original 2007 C Warrants shall have an exercise price of $0.10 per share, and (ii) 1,200,000 of the Original 2007 C Warrants shall have an exercise price of $0.30 per share.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On June 23, 2008, the Company issued 100,000 warrants to a consultant for services rendered to the Company, having an exercise price of $0.50 per share and an expiration date of June 23, 2013.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

2008 D UNITS.  On June 23, 2008, June 27, 2008, July 18, 2008 and July 31, 2008, the Company sold $66,150, $200,000, $125,000 and $95,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on equity financings grossing an aggregate of $1 million commencing upon the date of issuance of the 2008 D Notes and ending upon the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.   For the $66,150 of 2008 D Units sold on June 23, 2008, the total offering price and total commissions paid to broker-dealers were $66,150 and $9,261, respectively.  For the $200,000 of 2008 D Units sold on June 27, 2008, the total offering price and total commissions paid to broker-dealers were $200,000 and $28,000, respectively. For the $125,000 of 2008 D Units sold on July 18, 2008, the total offering price and total commissions paid to broker-dealers were $125,000 and $17,500, respectively.  For the $95,000 of 2008 D Units sold on July 31, 2008, the total offering price and total commissions paid to broker-dealers were $95,000 and $13,300, respectively.  Broker-dealer commissions consisted of a commission of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.  The proceeds from the 2008 D Units were used for working capital purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

The Company has obtained the consent of the holders of the following notes to a new maturity date of November 30, 2008 and a waiver of any event of default:  2007 D Notes, 2007 E Notes, certain 2007 F Notes and 2008 A Notes.  The holder of the April 4, 2006 Note delivered a waiver of any event of default of the April 4, 2006 Note as of August 13, 2008; the maturity date of such April 4, 2006 Note was May 1, 2008.

ITEM 6.   EXHIBITS.

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.118	Form of Subscription Agreement entered into in 2008 C private placement (1)

10.119	Form of 12% Non-Convertible Note issued in 2008 C private placement (1)

10.120	Form of $0.30 Warrants issued in 2008 C private placement (1)

10.121	Finders Fee Agreement dated March 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (1)

10.122	Selling Agreement dated January 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (1)

10.123	Form of Warrant to Purchase 100,000 shares dated April 15, 2008 (2)

10.124	Amendment Agreement dated as of May 1, 2008 between Performance Health Technologies, Inc. and Portfolio Lenders II, LLC +

10.125	Form of Warrant to purchase shares issued to Portfolio Lenders II, LLC dated May 1, 2008 (2)

10.126	Sales and Marketing Agreement dated May 19, 2008 between Performance Health Technologies, Inc. and Interactive Metronome, Inc. +

10.127	Amendment No. 1 to Consulting Agreement dated June 23, 2008 between Performance Health Technologies, Inc. and Dawson James Securities +

10.128	Amendment No. 1 to Selling Agreement dated June 25, 2008 between Performance Health Technologies, Inc. and Dawson James Securities +

10.129	Form of Subscription Agreement entered into in 2008 D private placement +

10.130	Form of 12% Non-Convertible Note issued in 2008 D private placement +

10.131	Form of $0.30 Warrants issued in 2008 D private placement +

10.132	Form of $0.50 Warrants to Purchase 100,000 shares issued to Dawson James Securities dated as of June 23, 2008 +

10.133	Amendments to Notes dated June 15, 2007 +

10.134	Amendments to Notes dated June 27, 2007 +

10.135	Amendments to Notes dated August 15, 2007 +

10.136	Amendments to Notes dated January 31, 2008 +

10.137	Amendments to Notes dated February 15, 2008 +

10.138	Waiver Letter to Note dated April 4, 2006 +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
______________________

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference.

+           Exhibit filed herewith in this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2008	PERFORMANCE HEALTH TECHNOLOGIES, INC.

	BY:	/s/ Robert D. Prunetti
Robert D. Prunetti, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ James E. Bartolomei
James E. Bartolomei, Chief Financial Officer
(Principal Financial and Accounting Officer)