Form 10-Q
period 2008-09-30
PERFORMANCE HEALTH TECHNOLOGIES INC
filed 2008-11-19
CIK 1267147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2008, 67,746,493 shares of common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007*
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$29,536	$35,559
Accounts Receivable	—	4,720
Inventory	24,469	26,866
Prepaid Expenses	169,581	116,732

Total Current Assets	223,586	183,877

FURNITURE & EQUIPMENT, net	5,614	8,572

OTHER ASSETS:
Debt Issuance Costs, net	71,667	297,591
Security Deposits	4,802	4,802

Total Other Assets	76,469	302,393

TOTAL ASSETS	$305,669	$494,842

*Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

See Notes to Financial Statements

	September 30,	December 31,
	2008	2007*
	(unaudited)
LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$787,999	$610,840
Accrued Salaries and Interest	357,144	335,740
Accrued Expenses	107,324	50,338
Accrued Interest - Non-Convertible Notes	38,675	—
Accrued Interest - Convertible Notes	837,246	1,003,568
Non-Convertible Notes Payable, Net of Debt
Discount of $222,369 and $0 at September 30, 2008
and December 31, 2007, respectively	663,781	50,000
Convertible Notes Payable, Net of Debt
Discount of $64,945 and $618,708 at September 30, 2008
and December 31, 2007, respectively	4,058,270	3,538,370
Derivative Liability	5,745,886	2,993,069

Total Current Liabilities	12,596,325	8,581,925

CONVERTIBLE NOTES PAYABLE, Net of Debt
Discount of $0 and $242,244 at September 30, 2008
and December 31, 2007, respectively	—	2,194,756

STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 Par Value, 500,000,000 Shares Authorized,
67,188,638 and 53,184,604 Shares Issued and Outstanding
at September 30, 2008 and December 31, 2007, respectively	671,887	531,847
Paid-in Capital	20,668,217	15,026,813
Accumulated Deficit	(33,630,760)	(25,840,499)

Total Stockholders’ Deficit	(12,290,656)	(10,281,839)
TOTAL LIABILITIES & STOCKHOLDERS’
DEFICIT	$305,669	$494,842

*Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on April 15, 2008 with the Securities and Exchange Commission).

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

SALES, net	$2,723	$—	$12,163	$589

COST OF SALES	842	—	3,656	—

GROSS PROFIT	1,881	—	8,507	589

OPERATING EXPENSES:
General and Administrative	433,021	604,867	1,220,572	2,383,354
Sales and Marketing	50,324	60,420	141,396	115,197
Research and Development	6,414	15,759	19,378	67,509

TOTAL OPERATING EXPENSES	489,759	681,046	1,381,346	2,566,060

LOSS FROM OPERATIONS	(487,878)	(681,046)	(1,372,839)	(2,565,471)

OTHER INCOME (EXPENSES):
Interest Income	12	12	82	27
Interest Expense	(428,712)	(453,202)	(1,511,988)	(1,980,256)
Amortization - Debt Issuance Costs	(159,541)	(76,774)	(372,798)	(298,654)
Gain (Loss) on Derivative Liability	(4,703,294)	122,770	(4,532,060)	579,554

TOTAL OTHER INCOME (EXPENSES)	(5,291,535)	(407,194)	(6,416,764)	(1,699,329)

LOSS BEFORE PROVISION FOR TAXES	(5,779,413)	(1,088,240)	(7,789,603)	(4,264,800)

PROVISION FOR TAXES	—	(986)	(655)	(2,587)

NET LOSS	$(5,779,413)	$(1,089,226)	$(7,790,258)	$(4,267,387)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(0.02)	$(0.14)	$(0.09)
Weighted Average Number of Shares	59,258,776	48,649,764	55,871,302	48,544,918

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(7,790,258)	$(4,267,387)

Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Non cash interest expense	1,562,852	1,605,718
Non cash consulting expense	26,474	299,364
Non cash stock based compensation	242,424	658,202
Depreciation and amortization	375,756	304,498
(Gain) Loss on derivative liability	4,532,060	(579,554)
Decrease in deferred offering costs	—	333,704
(Increase) decrease in accounts receivable	4,720	—
(Increase) decrease in inventories	2,397	(27,544)
(Increase) decrease in other assets	—	3,271
(Increase) in prepaid expenses	(66,223)	(197,501)
Increase in accounts payable	172,696	333,946
Increase in accrued liabilities	9,250	79,480
Increase (decrease) in interest payable	(58,510)	333,099

Total adjustments	6,803,896	3,146,683

Net cash provided (used) by operating activities	(986,362)	(1,120,704)

Cash flows from investing activities:
Cash payments for the purchase of equipment	—	(2,940)

Net cash (used) by investing activities	—	(2,940)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	261,250	1,058,641
Net proceeds from issuance of non-convertible notes	719,089	—
Net proceeds from short term notes	50,000	—
Principal payments on short term notes	(50,000)	—

Net cash provided by financing activities	980,339	1,058,641

Net (decrease) in cash and equivalents	(6,023)	(65,003)
Cash and equivalents, beginning of period	35,559	206,725

Cash and equivalents, end of period	$29,536	$141,722

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$7,643	$37,248
Income tax	$520	$2,587

See Notes to Financial Statements

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Fair Value of Financial Instruments
The Company estimates that there are no material variations between fair value and book value of our financial assets or liabilities as of September 30, 2008 and December 31, 2007.  The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.  Long-term liabilities are comprised of the convertible notes which approximate fair value based on borrowing rates available to the Company.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided utilizing both the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Equipment & Computers                                                                           3-5 years

Long Lived Assets
In accordance with  Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed.

Inventory
Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method and consists primarily of finished goods.

Cash and Cash Equivalents
For purposes of the Statements of Cash Flows, all highly liquid investments with a maturity of three months or less are included in cash equivalents. As of September 30, 2008, cash and cash equivalents included $25,001 of cash held in commercial banks, petty cash fund of $250, and $4,285 of money market securities. As of December 31, 2007, cash and cash equivalents included $31,060 of cash held in commercial banks, petty cash fund of $250, and $4,249 of money market securities.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three and nine months ended September 30, 2008 amounted to $8,300 and $17,450, respectively. Advertising expense for the three and nine months ended September 30, 2007 amounted to $3,004 and $11,471, respectively.

Research and Development Costs
Expenses for research and development are charged to expense when incurred. The total amount of research and development expenses incurred during the three and nine months ended September 30, 2008 amounted to $6,414 and $19,378, respectively. The total amount of research and development expenses incurred during the three and nine months ended September 30, 2007 amounted to $15,579 and $67,509, respectively

Employee Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  On January 1, 2006, the Company adopted SFAS 123R.  The provisions of SFAS 123R became effective the first annual reporting period beginning after December 15, 2005. The Company adopted the requirements of SFAS 123R using the “modified prospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all vested awards granted prior to the effective date of SFAS 123R, and based on the requirements of SFAS 123R for all unvested awards granted prior to the effective date of SFAS 123R.

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, the Company included stock-based compensation in general and administrative expenses for the cost of stock options.  Stock based compensation expense for the three and nine months ended September 30, 2008 was $103,303 and $242,424, respectively.  Stock based compensation expense for the three and nine months ended September 30, 2007 was $264,931 and $658,202, respectively.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

No stock options were exercised during the three and nine months ended September 30, 2008 and 2007.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial statements.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of SFAS No. 163 is not expected to have a material effect on the Company’s financial statements.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented.  The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted.  The adoption of FSP EITF No. 03-6-1 is not expected to have a material effect on the Company’s financial statements.

Note 2 – Property, Plant and Equipment:

Property, plant and equipment as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Equipment and Computers	$52,568	$52,568
Less: Accumulated depreciation	(46,954)	(43,996)

	$5,614	$8,572

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Depreciation expense charged to income for three and nine months ended September 30, 2008 amounted to $ 824 and $ 2,958, respectively.

Depreciation expense charged to income for three and nine months ended September 30, 2007 amounted to $ 1,754 and $5,844, respectively.

Note 3 – Debt Issuance Costs:

We have incurred certain costs related to financing activities since inception.  These costs consisted primarily of legal fees, placement agent fees, and commissions which are related to the placement of debt securities.  Debt issuance costs were paid in the form of cash and stock warrants.

Debt issuance costs consisted of the following:

	September 30, 2008	December 31, 2007
2003/2004 Private Placement	$930,476	$930,476
2005 Bridge Loan A	200,048	200,048
2005 Bridge Loan B	274,114	274,114
2006 Bridge Loans	234,300	234,300
2007 Bridge Loans	248,719	248,719
2008 Bridge Loans	146,874	—

Total Debt Issuance Costs	2,034,531	1,887,657

Less: Accumulated
Amortization	(1,962,864)	(1,590,066)

	$71,667	$297,591

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Amortization expense charged to income for the three and nine months ended September 30, 2008 amounted to $ 159,542 and $ 372,798, respectively.

Amortization expense charged to income for the three and nine months ended September 30, 2007 amounted to $ 76,774 and $298,654, respectively.

Note 4 –Notes:

Convertible Notes:

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to EITF Issue. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instrument included in the exchange.  The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.  Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle any warrants or options issued to non-employees.  Therefore, as of September 30, 2008, the Company had classified the fair value of all warrants and conversion features as a derivative liability.

In January and February 2008, the Company sold $275,000 of equity units (“2008 A Units”) in a private placement.  Each 2008 A Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 A Notes”) and 2,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2008 A Notes bear interest at 10% per annum and will mature 180 days from the date of issuance (the “Maturity Date”). The 2008 A Notes were extended until November 30, 2008. The 2008 A Notes are convertible

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

into shares of Company common stock at a price equal to 80% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.40 (the “Conversion Price”). The 2008 A Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2008 A Notes into Company common stock.  The Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice, during which time the Noteholder may convert the Notes into Company common stock (“Mandatory Redemption”).  The Mandatory Redemption Event will be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 A Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of Company common stock valued at the then applicable Conversion Price. Sixty days of pre-paid interest was paid by the Company at the time of closing along with an origination fee of 5% of the principal of the 2008 A Notes purchased. The exercise price is $1.00 for 1,000 of the Warrants and $1.50 per share for the remaining 1,000 Warrants. On March 26, 2008, 200,000 of the Warrants with an original exercise price of $1.00 were reduced to $0.30. (See 2008 Note B) The Warrants will be exercisable for a period of five years from the date of issuance. In August 2008, the Company reduced the exercise price from $1.50 to $.50 for 275,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $47,575 which is being amortized over the life of the convertible note. As of September 30, 2008, there was $275,000 in principal of the 2008 A Notes outstanding.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

From August 15, 2007 through November 30, 2007, the Company sold $656,000 of equity units (“2007 F Units”) in a private placement.  Each 2007 F Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 F Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of Company common stock. The 2007 F Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). $333,700 of the 2007 F Units matured during the third quarter 20008. $77,200 of the units were extended until November 30, 2008 and $256,500 of the 2007 F Notes were extended until December 31, 2008 and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The 2007 F Notes are convertible into shares of Company common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 F Notes may be redeemed by the Company, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 F Notes into Company common stock.  If the 2007 F Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. (See 2008 Note B)  On March 26, 2008, 150,000 of the Warrants with an original exercise price of $1.50 were reduced to $0.50.  In August 2008, the Company reduced the exercise price from $.75 to $.25 for 50,000 Warrants, from $1.50 to $.50 for 711,600 Warrants and from $1.50 to .30 for 50,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.  The conversion feature and the warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78.0%-82.0%, Straight Bond Yield: 5.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 258,002 which is being amortized over the life of the convertible note. As of September 30, 2008, there was $606,000 in principal of the 2007 F Notes outstanding.

On June 27, 2007, the Company sold $250,000 of equity units (“2007 E Units”) in a private placement.  Each 2007 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 E Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 E Notes bear interest at 10%

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

per annum and will mature one year from the date of issuance (the “Maturity Date”). The principal balance of the 2007 E Note, along with accrued and unpaid interest, was payable on June 27, 2008. The 2007 E Note was extended until November 30, 2008.  The 2007 E Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 E Notes may be redeemed by us once the Company is a reporting Company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 E Notes into our common stock.  If the 2007 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. In August 2008, the Company reduced the exercise price from $.75 to $.25 for 90,000 Warrants, from $1.50 to $.50 for 330,000 Warrants and from $1.50 to .30 for 90,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares.   The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 82%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0. The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 102,500 which is being amortized over the life of the convertible note. As of September 30, 2008, there was $240,000 in principal of the 2007 E Notes outstanding.

On June 15, 2007, the holders of $300,000 of principal of our non-convertible 2006 E Notes, 2006 F Notes and 2007 B Notes exchanged principal and interest due thereunder for $315,000 of equity units (“2007 D Units”) in a private exchange transaction.  Each 2007 D Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2007 D Notes”) and 4,000 warrants (the “Warrants”) to purchase one share of our common stock. The 2007 D Notes bear interest at 10% per annum and will mature one year from the date of issuance (the “Maturity Date”). The principal balance of the 2007 D Note, along with accrued and unpaid interest, was payable on June 15,

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

2008. The 2007 D Note was extended until November 30, 2008. The 2007 D Notes are convertible into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for our common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which our common stock is then traded but in any event not less than $0.30 (the “Conversion Price”). The 2007 D Notes may be redeemed by us once the Company is a reporting company under the Exchange Act, upon ten trading days prior notice, during which time the Noteholder may convert the 2007 D Notes into our common stock.  If the 2007 D Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 2,000 of the Warrants and $1.50 per share for the remaining 2,000 Warrants. In August 2008, the Company reduced the exercise price from $.75 to $.30 for 44,000 Warrants, from $.75 to $.25 for 180,000 Warrants and from $1.50 to .50 for 630,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The Warrants will be exercisable for a period of five years from the date of issuance. The shares issuable upon conversion of the Notes and exercise of the warrants have piggyback registration rights.  There is no penalty provision in the event we do not register such shares. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 129.2 thousand which is being amortized over the life of the convertible note. There are amounts due of less than $1,000 in cash to the exchanging noteholders for an aggregate $1,693.  As of September 30, 2008, there was $162,000 in principal of the 2007 D Notes outstanding.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

The conversion feature and the original stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The original warrants were

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

detached and accounted for as a derivative liability.   The original warrants were recorded as a discount of $ 243,000 which is being amortized over the life of the convertible note. As of September 30, 2008, there was $248,137 in principal of the 2007 C Notes outstanding.

During January of 2007, the Company sold $101,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the “10% 2006 G Notes”), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. In August 2008, the Company reduced the exercise price from $1.50 to .50 for 202,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, was payable 120 days after issuance.  As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended until July 15, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008, subsequently extended to September 30, 2008, and subsequently extended to December 31, 2008. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded, but in any event not less than $0.30 (the “Conversion Rate”). This conversion feature was recorded as a discount of $13,900 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of the September 30, 2008, there was $101,000 in principal of 10% 2006 G Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:82.0%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $53,100 which is being amortized over the life of the convertible note.

On December 27, 2006 the Company sold $149,000 of equity units (the “2006 G Units”) in a private placement in an offshore transaction under

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Regulation S of the Securities Act of 1933. Each 2006 G Unit, with a purchase price of $1,000 per unit, consists of a 10% convertible note in the principal amount of $1,000 (the “10% 2006 G Notes”), 2,000 five year warrants to purchase our common stock at an exercise price of $0.75 and 2,000 five year warrants to purchase our common stock at an exercise price of $1.50. In August 2008, the Company reduced the exercise price from $1.50 to .50 for 298,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings. The principal balance of each 10% 2006 G Note, along with accrued and unpaid interest, was payable 120 days after issuance.  As per an extension agreement entered into with the holders of the 2006 G Note, the principal balance of each 2006 G Note, along with accrued and unpaid interest, was extended until July 15, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008, subsequently extended to September 30, 2008, and subsequently extended to December 31, 2008. The holders of each 10% 2006 G Note may elect to convert the principal balance of the 10% 2006 G Notes into shares of our common stock at a price equal to the lesser of (i) $0.75 or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded, but in any event not less than $0.30 (the “Conversion Rate”). This conversion feature was recorded as a discount of $19,400 and is being amortized over the life of the convertible note.   Each 10% 2006 G Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $75,100 which is being amortized over the life of the convertible note. As of September 30, 2008 there were $138,078 in principal of 2006 G Notes outstanding that were issued on December 27, 2006.

On October 13, 2006 the Company sold $250,000 of equity units (the “2006 D Units”) in a private placement.  The 2006 D Units consist of a 13% convertible note (the “2006 D Notes”) in the principal amount of $250,000 and 625,000 five year warrants to purchase our common stock at an exercise price of $.50. The principal balance of the 2006 D Note, along with accrued and unpaid interest, is payable on the earlier of (i) 30 days after the effective date of a registration statement filed by the Company that includes the warrant shares, or (ii) April 13, 2007.  As per

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

an extension agreement entered into with the holder of the 2006 D Notes as of April 13, 2007, the principal balance of the 2006 D Notes, along with accrued and unpaid interest, was payable on July 13, 2007. We did not pay the 2006 D Notes on July 13, 2007. Effective November 20, 2007, the maturity date of the 2006 D notes was further extended to November 30, 2008 (“Amendment No. 2”). The holder of the 2006 D Note may elect to convert the principal balance of the 2006 D Note into shares of our common stock at a price equal to the lesser of (i) $0.50, or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the conversion notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $149,800 and is being amortized over the life of the convertible note.   The Note bears interest at 13% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. The Company paid a total of $8,125 in prepaid interest to the 2006 D noteholder on the date of closing, representing 90 days’ worth of interest on the 2006 D Note.  The 2006 D noteholder also received $12,500 at the closing as additional consideration.  The 2006 D Notes are secured by a security interest in all of the assets of the Company, which the investor agreed to subordinate in favor of financing from a bank or other traditional lending institution. The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility: 93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The warrants were detached and accounted for as a derivative liability. The warrants were recorded as a discount of $98,750 which is being amortized over the life of the convertible note. As of September 30, 2008, there was $250,000 in principal of the 2006 D Notes outstanding.

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

On June 30, 2006, the Company sold $250,000 of equity units (the “2006 C Units”) in a private placement.  Each 2006 C Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 C Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 C

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 C Note was extended until June 30, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008, subsequently extended to September 30, 2008, and subsequently extended to December 31, 2008. The holder of each 2006 C Note may elect to convert the principal balance of the Convertible Note into shares of common stock.  The 2006 C Notes are convertible at a price equal to the lesser of (i) $0.60 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $170,200 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 C Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of September 30, 2008, there was $250,000 in principal of the 2006 C Notes outstanding.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of 3,000 of the warrants is $.60 per share and the exercise price for 3,000 warrants is $1.25 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $201,750 which is being amortized over the life of the convertible note. In August 2008, the Company reduced the exercise price from $.60 to $.25 for 45,000 Warrants and from $1.25 to $.40 for 675,000 Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings.

On May 24, 2006, the Company sold $250,000 of equity units (the “2006 B Units”) in a private placement.  Each 2006 B Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 B Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 B Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 B Note was extended until June 30,

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008, subsequently extended to September 30, 2008, and subsequently extended to December 31, 2008. The holder of each 2006 B Note may elect to convert the principal balance of the 2006 B Note into shares of common stock.  The 2006 B Notes are convertible at a price equal to the lesser of (i) $0.50 (the “Conversion Price”) or (ii) 70% of the average of the closing bid price for the Company’s common stock for the 20 days preceding the Conversion Notice, as reported by the exchange on which the Company’s common stock is then traded (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175.6 thousand and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.   Each 2006 B Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of September 30, 2008, there was $250,000 in principal of the 2006 B Notes outstanding.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of 3,000 of the warrants is $.50 per share and the exercise price for 3000 warrants is $1.00 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $214,500 which is being amortized over the life of the convertible note. In August 2008, the Company reduced the exercise price from $1.00 to $.35 for 750,000 of the Warrants in exchange for the extension of the maturity date of the Note.

On May 15, 2006, the Company sold $250,000 of equity units (the “2006 A Units”) in a private placement.  Each 2006 A Unit, with a purchase price of $1,000 per unit consists of a 10% convertible note (the “2006 A Notes”) in the principal amount of $1,000 and 6,000 warrants to purchase our common stock. The principal balance of each 2006 A Note, along with accrued and unpaid interest, was payable 6 months after the date of issuance.  The 2006 A Note was extended until June 30, 2007, subsequently extended to November 01, 2007, subsequently extended to May 01, 2008, subsequently extended to September 30, 2008, and subsequently extended to December 31, 2008.  The holder of each 2006 A Note may elect to convert the principal balance of the 2006 A Note into shares of common stock.  The 2006 A Notes are convertible

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

at a price equal to the lower of (i) 70% of the average closing price of our common stock on the exchange on which the Company’s stock is trading for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder or (ii) $.30 per share (the “Conversion Rate”).  This conversion feature was recorded as a discount of $175,600 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. Each 2006 A Note bears interest at 10% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock at the conversion rate. As of September 30, 2008, there was $200,000 in principal of the 2006 A Notes outstanding.

Each investor participating in the Offering received a Warrant to purchase 6,000 shares of common stock for every $1,000 invested.  The exercise price of the warrants is $.50 per share.  The warrants are exercisable for a period of five years from the date of issuance.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $285,000 which is being amortized over the life of the convertible note. In August 2008, the Company reduced the exercise price from $.50 to $.17 for 1,350,000 of the Warrants in exchange for the extension of the maturity date of the Note and/or for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings.

On April 4, 2006, we sold $50,000 of equity units (the “April 2006 Units”) in a private placement. Each April 2006 Unit, with a purchase price of $1,000 per unit consists of a 15% convertible note (the “15% April 2006 Notes”) in the principal amount of $1,000 and 3,000 warrants to purchase our common stock. The original maturity date of the 15% April 2006 Note was extended to June 30, 2007, subsequently to November 01, 2007 and subsequently to May 01, 2008. The holder delivered a waiver of any event of default of the Note as of May 1, 2008, the maturity date of such Note. The holder of the 15% April 2006 Note may elect to convert the principal balance of the 15% April 2006 Note into shares of our common stock at a price equal to $0.30 per share (the “Conversion Rate”). Each 15% April 2006 Note bears interest at 15% per annum payable at maturity or at the time of conversion in arrears, in cash, or at the option of the noteholder in common stock (at the

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Conversion Rate). We paid a total of $2,466 in prepaid interest to the 15% April 2006 Noteholder on the date of closing, representing four months worth of interest on the 15% April 2006 Note. As of March 31, 2008, there were $50,000 in principal of 15% April 2006 Notes outstanding.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: Volatility:93.5%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note. As of September 30, 2008, there was $50,000 in principal of the April 04, 2006 Note outstanding.

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

A convertible note in accordance with the Company’s private placement memorandum dated February 24, 2005 of $750,000 is due on the earlier of the first anniversary of the closing for the convertible note or the occurrence of a fundamental change in capital structure.  The convertible note is convertible into approximately 3.75 million shares of common stock at an effective conversion price equal to 80% of the price of common stock in the next equity offering conducted by us or, if no such offering occurs, at the rate of one share per $2.00 converted.  This conversion feature was recorded as at a discount of $604,400 and is being amortized over the life of the convertible note.  The conversion feature and the stock purchase warrants were valued using a Black Scholes Option Pricing Model using the following assumptions: volatility:97.6%, Straight Bond Yield: 5.0%, Risk-free Rate:  4.7% and Dividend Growth Rate: 0.  The need for bifurcation and fair market value will be assessed on each balance sheet date over the maturity of the note.  The notes are available for conversion into approximately 5,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 10% annually.  The interest is payable at the option of the Company, in cash, or common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of September 30, 2008, $750,000 of the convertible notes has been converted to common stock.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

A convertible note in accordance with the Company’s private placement memorandum dated October 24, 2003 of $4.9 million is due on the earlier of the fifth anniversary of the closing for the convertible notes or the occurrence of a fundamental change in capital structure.  The convertible notes are convertible into approximately 19.2 million shares of common stock at $0.25 per share.  The notes are available for conversion into approximately 4,000 shares of the Company’s common stock for each $1,000 note.   The notes are issued at par and pay interest of 8.5% annually.  The interest is payable at the option of the Company, in cash, common stock, or a combination of cash and common stock.  The holder may elect at any time after purchase prior to maturity or redemption to convert the note into the Company’s common stock.  The convertible notes are unsecured obligations of the Company. As of September 30, 2008, $3,547,000 of the convertible notes has been converted to common stock.

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

Non-Convertible Notes:

2008 D UNITS.  On June 23, 2008, June 27, 2008, July 18, 2008, July 31, 2008 and August 28, 2008 we sold $66,150, $200,000, $125,000, $95,000 and $50,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by us in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by us on

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which we close on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by us in cash.  The Warrants included in the Units are exercisable for shares of our common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following assumptions:  Volatility:  78%-100%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 344,218 which is being amortized over the life of the note. As of September 30, 2008, there was $536,150 in principal of the 2008 D Notes outstanding.

2008 C UNITS.  On April 4, 2008, April 22, 2008 and May 12, 2008, the Company sold $179,000, $88,500 and $32,500 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 C Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 C Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 C Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 C Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 C Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on aggregate gross equity financings of $1 million prior to the Maturity Date.  If the 2008 C Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. The warrants were valued using a Black Scholes Option Pricing Model, utilizing the following

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

assumptions:  Volatility:  78.0%, Risk-Free Rate: 4.7%, and Dividend Growth Rate: 0%.  The warrants were detached and accounted for as a derivative liability.   The warrants were recorded as a discount of $ 140,400 which is being amortized over the life of the note. As of September 30, 2008, there was $300,000 in principal of the 2008 C Notes outstanding.

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

On March 27, 2007 we sold $50,000 of non-convertible 13% promissory notes (the “13% 2007 A Notes”) to a lender in a private transaction. The principal balance of the 13% 2007 A Notes, along with accrued and unpaid interest, was payable on September 1, 2007.  The 2007 A Note was extended until November 01, 2007, subsequently extended to May 01, 2008 and subsequently extended to September 30, 2008. The holder delivered a waiver of any event of default of the Note as of September 30, 2008, the maturity date of such Note. The 13% 2007 A Notes bear interest at 13% per annum payable in cash at maturity in arrears.  We paid a total of $1,625 in prepaid interest to the 13% 2007 A Noteholder on the date of closing, representing three months worth of interest on the 13% 2007 A Notes plus a 5% origination fee of $2,500. As of September 30, 2008, there was $50,000 in principal of the 2007 A Notes outstanding.

Maturities of debt are as follows:

For the year ended December 31, 2008	$4,081,365
For the year ended December 31, 2009 & thereafter	928,000

Total	$5,009,365

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The derivative liability consists of the following:

Date	Description	Balance
12/31/06	Conversion option 2006 Bridge Loans at fair market value	$602,341
12/31/06	Warrant liability on 2005 Bridge Loans at fair market value	331,122
12/31/06	Warrant liability on 2006 Bridge Loans issuance at fair market value	854,621
12/31/06	Warrant liability on 2006 advisory contract at fair market value	712,000
12/31/07	Conversion option on 2006 Bridge Loans issued during 2007	13,920
12/31/07	Warrant liability on 2006 Bridge Loans issued during 2007	187,752
12/31/07	Conversion option on 2007 Bridge Loans	259,116
12/31/07	Warrant liability on 2007 Bridge Loans	768,977
12/31/07	Warrant liability on 2007 advisory contract at fair market value	34,750
12/31/07	Fair market value adjustment on the 2006 advisory contract	(140,000)
12/31/07	Fair market value adjustment on conversion options	(99,207)
12/31/07	Fair market value adjustment on warrant liabilities	(528,823)
12/31/07	Fair market value adjustment on the 2007 advisory contract	(3,500)
09/30/08	Conversion option on 2008 Bridge Loans	14,627
09/30/08	Warrant liability on 2008 Bridge Loans	543,793
09/30/08	Warrant liability on amended 2007 advisory contract at fair market value	13,100
09/30/08	Warrant liability on 2007 Bridge Loans	70,200
09/30/08	Fair market value adjustment on the 2006 advisory contract	1,179,520
09/30/08	Fair market value adjustment on conversion options	737,736
09/30/08	Fair market value adjustment on warrant liabilities	2,614,804
09/30/08	Cashless Exercise of Warrants	(2,420,963)

Total		$5,745,886

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities - warrants	$4,217,353	$—	$4,217,353	$—
Liabilities - conversion options	1,528,533	—	1,528,533	—
Total Liabilities	$5,745,886	$—	$5,745,886	$—

Note 5 – Accrued Salaries and Interest:

Accrued salaries and interest represents salaries and interest due to officers of the Company. During the three and nine months ended September 30, 2008, the Company accrued interest on the salaries of $7,134 and $ 21,402, respectively. At September 30, 2008 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $69,547. At December 31, 2007 the officers were due $287,597 in accrued salaries along with interest on the accrued salaries of $48,143. Interest is accrued at a rate of 8.500% per annum.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

During the three and nine months ended September 30, 2008 there were no accrued salary and interest repayments related to the above.

Accrued salary and interest repayments related to the above during the three and nine months ended September 30, 2007 amounted to $21,875 and $65,625, respectively.

Accrued salary and interest repayments related to the above during the year ended December 31, 2007 amounted to $27,956.

Note 6 – Provision for Income Taxes:

As of September 30, 2008 and December 31, 2007, non-current deferred tax assets recognized for deductible temporary differences total $7,142,077 and $8,446,101, respectively.

The Company’s deferred tax assets and liabilities consist of the following at September 30, 2008:

Deferred tax assets:
Net operating loss carryforwards	$6,964,137
Excess of tax basis over financial statement of intangible assets	177,113
Excess of tax basis over financial statement of property, plant and equipment	827
Valuation allowance for deferred tax assets	(7,142,077)
$0

The Company’s deferred tax assets and liabilities consist of the following at December 31, 2007:

Deferred tax assets:
Net operating loss carryforwards	$8,232,879
Excess of tax basis over financial statement of intangible assets	212,327
Excess of tax basis over financial statement of property, plant and equipment	895
Valuation allowance for deferred tax assets	(8,446,101)
$0

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

A valuation allowance has been established to eliminate the net deferred tax benefit since it is uncertain if the tax benefits will be realized. This allowance was increased by $2,085,096 to $8,446,101 at December 31, 2007, increased by $314,251 to $8,760,352 at March 31, 2008, increased by $329,416 to $9,089,768 at June 30, 2008 and decreased by $1,947,692 at September 30, 2008.

Income tax expense for the nine months ended September 30, 2008 and 2007 consisted of the following:

	September 30, 2008	September 30, 2007

Current State Tax	$655	$2,587

As of September 30, 2008, the Company had net operating loss carryforwards of $18,938,595 that can be deducted against future taxable income. These tax carryforward amounts expire as follows:

Year Ending December 31,

12/31/19	$1,101,282
12/31/20	2,862,191
12/31/21	1,032,226
12/31/22	2,036,114
12/31/23	2,099,394
12/31/24	2,675,931
12/31/25	2,723,509
12/31/26	1,781,136
12/31/27	2,626,812

$18,938,595

Due to changes in control, which may be deemed to have taken place, a portion of the tax carryforward amount listed above may not be available for use in the future.

Note 7 – Concentration of Credit Risk:

The Company maintains its cash balances in two financial institutions.  As of September 30, 2008 and December 31, 2007, the Company’s cash and cash equivalents did not exceed federally insured limits.

Note 8 – Cash Flow Disclosures:

Non-cash investing and financing transactions for the nine months ended September 30, 2008 included the following:

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

4,555,347 warrants were exercised into 3,172,406 shares of common stock using a cashless exercise feature.

Convertible notes along with accrued interest totaling $3,316,765 were converted into common stock.

Non-cash investing and financing transactions for the nine months ended September 30, 2007 included the following:

Convertible notes along with accrued interest totaling $ 1,041,897 were converted into common stock.

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

Note 9 – 401K and Profit Sharing Plan:

The Company maintains a 401K and Profit Sharing Plan.  Contributions to the Profit Sharing Plan are at management’s discretion.  For the nine months ended September 30, 2008 and 2007, respectively, management has not contributed to the plan.

Matching corporate contributions to the 401K plan are at management’s discretion and only apply to those employees who choose to participate.  For the nine months ended September 30, 2008 and 2007, respectively, no matching contributions were made to the 401K plan.

Note 10 – Related Party Transactions:

Consulting
In September 2007, the Company signed a consulting agreement with Phoenix Ventures.  The Chief Executive Officer of the Company has an ownership interest in Phoenix Ventures. The agreement, starting November 01, 2007, calls for monthly consulting fees of $3,000. In addition, the

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Company will issue to Phoenix Ventures 12,000 option shares at an exercise price of $0.30 per share. 1,000 options will vest each month this contract is in effect. The vested options shall be exercisable for ten years regardless of whether or not this contract is in effect at the time of exercise. This agreement is set to end on October 31, 2008. Consulting fees pertaining to this contract amounted to $9,000 and $27,000 during the three and nine months ended September 30, 2008 along with 3,000 and 9,000 stock options vesting which were granted during 2007.

Consulting fees pertaining to a prior contract with Phoenix Ventures amounted to $18,000 and $54,000 during the three months and nine months ended September 30, 2007 along with 7,500 and 22,500 stock options vesting which were granted during 2006.

In June 2006, the Company entered into a services agreement with Bartolomei Pucciarelli, LLC, a related party.  Fees will be paid to Bartolomei Pucciarelli, LLC on an hourly basis for financial reporting and related services.  As of September 30, 2008, the Company incurred fees of approximately $407,324 relating to this agreement.  As of September 30, 2008, $251,949 of these fees are still outstanding. Fees incurred during the nine months ended September 30, 2008 and September 30, 2007 were $108,299 and $172,107, respectively. On September 17, 2007 Bartolomei Pucciarelli, LLC was granted 100,000 stock options for services rendered.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Compensation cost recognized for the three and nine months ended September 30, 2008 was $103,303 and $242,424, respectively.  Compensation cost recognized for the three and nine months ended September 30, 2007 was $224,489 and $393,271, respectively.

The following assumptions were used in the Black Scholes pricing model for the 2008 option issuances:

Fair Market Value	Exercise Price	Expected Term	Dividend Yield	Interest Rate	Volatility
$0.25-$0.90	$0.25-$0.75	10 years	-0-	4.7%	78%-100%

The status of the stock option plan is as follows at September 30, 2008:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Outstanding at January 1, 2007	11,205,334	$0.25

Granted	1,161,999	$0.30
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2007	12,367,333	$0.26

Granted	1,100,000	$0.31
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2008	13,467,333	$0.26

Exercisable at September 30, 2008	11,257,989	$0.26
Exercisable at December 31, 2007	9,750,658	$0.25

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 12 – Stockholders’ Equity:

During 2008, the Company converted $2,431,000 of the Company’s 2003 convertible debt and $532,583 of accrued interest on the 2003 convertible debt into 11,854,362 shares of the Company’s common stock.

During 2008, the Company converted $264,863 of the Company’s 2007 convertible debt and $26,688 of accrued interest on the  2007 convertible debt into 657,526 shares of the Company’s common stock.

During 2008, the Company converted $50,000 of the Company’s 2006 convertible debt and $11,631 of accrued interest on the  2006 convertible debt into 205,435 shares of the Company’s common stock.

During the third quarter of 2008, 4,555,347 warrants were exercised into 3,172,406 shares of common stock using a cashless exercise feature.

In September 2008, 2,000,000 shares of common stock issued in connection with the Standby Equity Distribution Agreement (SEDA) were returned to the Company by YA Global Investments, L.P. and retired.

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In an effort to determine the fair market value of our common stock, which was not readily determinable or actively traded through August 07, 2008, we applied SFAS No. 157 “Fair Value Measurements” to derive the historical and the current fair market value of our common stock.  SFAS No. 157 states, “This Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset.”

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

Fair market value during 2007 was set at $.25 as a result of the following considerations: As part of the negotiations of the aforementioned Standby Equity Distribution Agreement, YA Partners was seeking initial compensation in the amount of $500,000. YA Partners agreed to accept 2,000,000 shares of our common stock as such compensation. This transaction resulted in a fair market value of $.25 per share. The amount of shares issued as compensation was the result of an arms length negotiation between unrelated parties and this is the only capital transaction during the time period under consideration.  Furthermore, we also considered the fair market value of our common stock in the previous issuances, the changes in the Company’s financial position, progressions in product development and the effects of dilutive debt conversions in determining the fair market value of our stock during 2007.  Accordingly, we believe that $.25 is the best indication of fair market value for our stock during 2007 and through August 07, 2008.

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
September 30, 2008
(Unaudited)

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
September 30, 2008
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

Note 13 - Earnings (Loss) Per Share

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

Note 14 – Leasing Arrangements:

Trenton, New Jersey  Facility
In September of 2006, the Company assumed a lease for their facility in Trenton, NJ.  The lease requires a base rent of $3,738.46 (increasing to $3,897.54 on January 1, 2007) per month along with its proportionate share of taxes, common area maintenance charges and insurance beginning on September 01, 2006 for a period of sixteen months. On December 31, 2007 the Company extended this lease for an additional five years. The term of this lease agreement expires December 31, 2012. The total rent incurred for the three and nine months ended September 30, 2008 was $13,473 and $ 36,033, respectively. The total rent incurred for the three and nine months ended September 30, 2007 was $13,203 and $40,781, respectively.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Note 16 – Commitments, Contingencies and Uncertainties:

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $7,790,258 during the nine months ended September 30, 2008, and as of that date, the Company’s current liabilities exceeded its current assets by $12,372,739. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company plans to raise additional capital through private placement offerings. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placement offerings. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Events in the Financial Markets
During recent weeks the US and global financial markets have undergone extreme levels of volatility. In addition, the Global and US credit markets have become more restrictive than in the past. The Company has primarily utilized these markets for financing and capital. As a result of the recent changes in these markets, it may not be possible for the Company to continue to raise capital. As mentioned above, the ability of the Company to continue as a going concern is dependent on its ability to raise additional capital through private placements or debt financings. The financial statements do not include any adjustments that might be necessary if the Company is unable to raise additional capital and continue as a going concern.

PERFORMANCE HEALTH TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 17 – Subsequent Events:

The Company has obtained the consent of the holders of the following notes to a new maturity date of December 31, 2008 and a waiver of any event of default as of the previous maturity date:  2006 A Notes, 2006 B Notes, 2006 C Notes, 2006 G Notes, certain 2007 F Notes and 2008 C Notes.  The holder of the April 4, 2006 Note delivered a waiver of any event of default of the April 4, 2006 Note through December 31, 2008; the maturity date of such April 4, 2006 Note was May 1, 2008.

Effective October 22, 2008, the holder of $50,000 of principal of our non-convertible 2007 A Notes exchanged principal and interest due thereunder for $58,000 of equity units (“2008 E Units”) in a private exchange transaction.  Each 2008 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 E Notes”) and 2,000 warrants (the “Warrants”) each to purchase one share of our common stock. The 2008 E Notes bear interest at 13% per annum and will mature on September 30, 2009 (the “Maturity Date”). The 2008 E Notes are convertible into shares of our common stock at a per share price of $0.25 (the “Conversion Price”). The 2008 E Notes may be redeemed by us, upon ten trading days’ prior notice, during which time the holder may convert the 2007 D Notes into our common stock.  If the 2008 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 1,000 of the Warrants and $1.00 per share for the remaining 1,000 Warrants. The Warrants are exercisable for a period of five years from their date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  We repaid amounts due of less than $1,000 in cash to the exchanging noteholder for a total of $614.73.

On October 14, 2008, Tommy J. Harris, 61, was appointed as a Director of Performance Health Technologies, Inc.

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

Our products have been tested, accepted, and endorsed by leaders in the medical, rehabilitation and athletic communities. Our SportsRAC Shoulder, Knee and Forearm systems are installed in physical therapy clinics and university athletic departments and with professional sports teams in the United States and Canada. The SportsRAC Shoulder, Knee and Forearm systems are no longer being produced or sold as all of our efforts are now being directed towards marketing of our Core:Tx product line.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues during the three months ended September 30, 2008 of $2,783 increased by $2,783 from $0 in the corresponding three months ended September 30, 2007. During the three months ended September 30, 2008, the Company sold two Core:Tx for Stroke Survivors units and one Core:Tx for Professionals unit.  During the three months ended September 30, 2007, the Company was in the process of designing enhancements to the Core: TX product, thus sales were not procured. The product is now being marketed through the Company’s contract with Interactive Metronome, Inc. (“Interactive Metronome”) as well as through direct marketing efforts by Company personnel.

Cost of Goods Sold during the three months ended September 30, 2008 of $842 increased by $842 from $0 in the corresponding three months ended September 30, 2007. The increase in cost of goods sold during the three months ended September 30, 2008 is primarily attributable to the costs associated with the three units sold during the period as compared to no units sold during the comparable period ended September 30, 2007.

Research and Development Expenses during the three months ended September 30, 2008 of $6,414 decreased by $9,345, or 59%, from $15,759 in the corresponding three months ended September 30, 2007. The decrease in research and development expenses is primarily attributable to the Company completing product enhancements during 2007.  Management engaged outside contractors for research and development needs during the third quarter of 2007 in the amount of $14,080 as compared to salary expenses of $5,760 for the corresponding quarter ended September 30, 2008.

General and Administrative Expenses during the three months ended September 30, 2008 of $433,021 decreased by $171,846, or 28%, from $604,867 in the corresponding three months ended September 30, 2007.  This decrease is primarily attributable to a decrease in legal and accounting expenses of approximately $49,000, a decrease in stock option expenses of approximately $161,000, offset by an increase in outside consulting expenses of approximately $34,000 relating to product enhancements and stock marketing expenses.  These decreases relate in large part to management’s efforts to raise capital, and the registration of the Company’s common stock with the Securities Exchange Commission (“SEC”) during 2007.

Sales and Marketing Expenses during the three months ended September 30, 2008 of $50,324 decreased by $10,096, or 17%, from $60,420 in the corresponding three months ended September 30, 2007. The decrease is primarily attributable to a decrease in website design expenses of approximately $28,000  offset by an increase in marketing consultant fees in the amount of approximately $20,000.  Advertising salaries also decreased approximately $2,300.

Amortization during the three months ended September 30, 2008 of $159,541 increased by $82,767, or 108%, from $76,774 during the corresponding three months ended September 30, 2007.  The increase is primarily attributable to amortization expense on the debt issuance costs associated with the 2008 bridge loans and the write-off of the debt issuance costs associated with conversions of outstanding convertible notes during the period. The increase was offset by 2006 bridge loans that were fully amortized during the year ended December 31, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the three months ended September 30, 2008 of $428,712 decreased by $24,490, or 5%, from $453,202 during the corresponding three months ended September 30, 2007.  The decrease is primarily attributable to cashless exercises of stock purchase warrants offset by the maturity and conversions of outstanding convertible notes during the period.

Gain (Loss) on Conversion Liability during the three months ended September 30, 2008 of $(4,703,294) decreased by $4,826,064, or 3931%, from $122,770 during the corresponding three months ended September 30, 2007.  The decrease is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with Statement of Financial Accounting Standards (SFAS) 133, which requires embedded derivatives to be marked to market at each balance sheet date.  The volatility assumption used increased from 78% to 100% during the period.  The fair market value assumption utilized increased from $0.25 to $0.34.

Net loss to common shareholders was $(5,779,413) or $(0.10) per share for the three months ended September 30, 2008 as compared to a net loss to common shareholders to common shareholders of $(1,089,226) or $(0.02) per share for the corresponding three months ended September 30, 2007. The increase in net loss is primarily attributable to an increase in losses on conversion liabilities and an increase in amortization expense associated with the Company’s convertible debt outstanding, offset by a decrease in legal expenses, a decrease in consulting expenses, a decrease in stock option expenses, and a decrease in interest expense.

Accumulated Deficit.  Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of September 30, 2008, our accumulated deficit was $(33,630,760).

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues during the nine months ended September 30, 2008 of $12,163 increased by $11,574, or 1965%, from $589 in the corresponding nine months ended September 30, 2007 primarily resulting from an increase in sales of the Core: TX products in the amount of $11,574. During the nine months ended September 30, 2007, the Company was in the process of completing enhancements to the Core: TX product, thus sales were limited.  The product is marketed through the Company’s contract with Interactive Metronome.  During the nine months ended September 30, 2008, the Company sold 13 Core:TX units and two Core:TX units during the nine months ended September 30, 2007.

Cost of Goods Sold in the nine months ended September 30, 2008 of $3,656 increased by $3,656 from $0 in the corresponding nine months ended September 30, 2007.  The increase in cost of goods sold during the nine months ended September 30, 2008 is primarily attributable to the costs associated with the increase in units sold.  Thirteen units were sold during the period as compared to no units sold during the comparable period ended September 30, 2007.

Research and Development Expenses during the nine months ended September 30, 2008 of $19,378 decreased by $48,131, or 71%, from $67,509 in the corresponding nine months ended September 30, 2007. The decrease in research and development expenses is primarily attributable to the Company completing product enhancements during 2007.  Management engaged outside contractors for research and development needs during the nine months ended September 30, 2007 in the amount of $65,459 as compared to salary expenses of $19,120 for the corresponding nine months ended September 30, 2008.

General and Administrative Expenses during the nine months ended September 30, 2008 of $1,220,572 decreased by $1,162,782, or 49%, from $2,383,354 in the corresponding nine months ended September 30, 2007.  This decrease is primarily attributable to a decrease in legal and accounting expenses of approximately $490,000, a decrease in stock option expenses of approximately $416,000, a decrease in salaries of approximately $25,000 offset by an increase in outside consulting expenses of approximately $63,000 relating to product enhancements and stock marketing expenses.  Approximately $334,000 of the decrease in legal fees were related to deferred offering costs capitalized in 2006 relating to the Company’s Standby Equity Distribution Agreement (“SEDA”) and subsequently expensed in 2007.

Sales and Marketing Expenses during the nine months ended September 30, 2008 of $141,396 increased by $26,199, or 23%, from $115,197 in the corresponding nine months ended September 30, 2007. The increase is primarily attributable to an increase in marketing consultants’ fees in the amount of approximately $57,000.  Advertising salaries increased approximately $1,100.  These increases were offset by a decrease in trade show and advertising expenses of approximately $34,400. During the nine months ended September 30, 2007, the Company’s focus was on product enhancements and registering the Company’s common stock with the SEC.

Amortization during the nine months ended September 30, 2008 of $372,798 increased by $74,144, or 25%, from $298,654 during the corresponding nine months ended September 30, 2007.  The increase is primarily attributable to amortization expense on the debt issuance costs associated with the 2008 bridge loans and the write-off of the debt issuance costs associated with conversions of outstanding convertible notes during the period. The increase was offset by 2006 bridge loans that were fully amortized during the year ended December 31, 2007.

Interest expense, net of interest income and interest expense related to beneficial conversion during the nine months ended September 30, 2008 of $1,511,988 decreased by $468,268, or 24%, from $1,980,256 during the corresponding nine months ended September 30, 2007.  The decrease is primarily attributable to cashless exercises of stock purchase warrants offset by maturity and conversions of outstanding convertible notes during the period.

Gain (Loss) on Conversion Liability during the nine months ended September 30, 2008 of $(4,532,060) decreased by $5,111,614, or 882%, from $579,554 during the corresponding nine months ended September 30, 2007.  The decrease is primarily attributable to the valuation of the derivative liability at the end of the reporting period in accordance with SFAS 133, which requires embedded derivatives to be marked to market at each balance sheet date.  The volatility assumption used increased from 78% to 100% during the period.  The fair market value assumption utilized increased from $0.25 to $0.34.

Net loss to common shareholders was $(7,790,258) or $(0.14) per share for the nine months ended September 30, 2008 as compared to a net loss to common shareholders of $(4,267,387) or $(0.09) per share for the corresponding nine months ended September 30, 2007. The increase in net loss is primarily attributable to an increase in losses on conversion liabilities and an increase in amortization expense associated with the Company’s convertible debt outstanding, offset by a decrease in legal expenses, a decrease in consulting expenses, a decrease in stock option expenses, and a decrease in interest expense.

Accumulated Deficit.   Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years unless the sales from our products and licensing efforts yield a sustainable income stream. As of September 30, 2008, our accumulated deficit was $(33,630,760).

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2008, cash and cash equivalents were $29,536. Total liabilities at September 30, 2008 were $12,596,325, consisting of current liabilities in the aggregate amount of $12,596,325 and long-term liabilities in the amount of $0. At September 30, 2008, assets included $0 in accounts receivable, $24,469 in product inventory, $169,581 in prepaid expenses, $5,614 in furniture and equipment, net of depreciation; $71,667 in debt issuance costs, net of amortization; and other assets of $4,802. As of September 30, 2008, our working capital deficit was $(12,372,739) as compared to $(8,398,048) at December 31, 2007. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at September 30, 2008 was as follows:

September 30, 2008
Non-convertible notes	$886,150
Short-term bridge loans	2,770,215
Convertible notes	1,353,000

For more detailed information on long-term liabilities, see Note 4 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings and, loans from shareholders and other related parties.  We have entered into a number of financing transactions during 2005, 2006, 2007 and 2008 and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs, to complete our product commercialization process and to execute our marketing strategy. Such capital is expected to come from convertible debt securities and the sale of our common stock. No assurances can be given that such financing will be available in sufficient amounts or at all. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Going Concern Matters.”

The Company used the proceeds from the 2005, 2006, 2007 and 2008 private placement offerings to fund continued research and development and marketing of the Core:Tx Stroke and Core:Tx for Professionals products. The Company used approximately $668,000 on the continued development of the products. The Company also used approximately $696,000 on selling and marketing campaigns. The remaining proceeds from the issuances have been used to fund the Company’s general operating costs and a portion of the expenses associated with the registration of the Company’s common stock under the Securities Exchange Act of 1934. The Company has incurred approximately $1,310,000 of professional fees in conjunction with the SEC registration. At September 30, 2008, $540,624 of these fees are unpaid and included in Accounts Payable.

Currently, the Company is burning approximately $125,000 per month on recurring expenses. Of the $125,000 monthly burn rate, 82% is comprised of general and administrative costs, 13% is comprised of sales and marketing and 5% is comprised of continued product refinement and support costs.

The following is a general description of our financing transactions consummated during our most recent fiscal quarter ended September 30, 2008 and thereafter. See also the Notes to Financial Statements included with this Report on Form 10-Q. See our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 and Quarterly Reports on Form 10-Qs for our fiscal quarters ended March 31, 2008 and June 30, 2008 for descriptions of our previous financing transactions in 2007 and 2008.

2008 D UNITS.  On June 23, 2008, June 27, 2008, July 18, 2008, July 31, 2008 and August 28, 2008 we sold $66,150, $200,000, $125,000, $95,000 and $50,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by us in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by us on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which we close on equity financings grossing an aggregate of $1 million commencing upon the date of issuance of the 2008 D Notes and ending upon the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by us in cash.  The Warrants included in the Units are exercisable for shares of our common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share. For the $66,150 of 2008 D Units sold on June 23, 2008, the total offering price and total fees paid to broker-dealers were $66,150 and $9,261, respectively.  For the $200,000 of 2008 D Units sold on June 27, 2008, the total offering price and total fees paid to broker-dealers were $200,000 and $28,000, respectively. For the $125,000 of 2008 D Units sold on July 18, 2008, the total offering price and total fees paid to broker-dealers were $125,000 and $17,500, respectively.  For the $95,000 of 2008 D Units sold on July 31, 2008, the total offering price and total fees paid to broker-dealers were $95,000 and $13,300, respectively.  For the $50,000 of 2008 D Units sold on August 28, 2008, the total offering price and total fees paid to broker-dealers were $50,000 and $7,000, respectively.  Broker-dealer fees consisted of a finder’s fee of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.

Effective in August 2008, we reduced the exercise prices of approximately 2,565,000 of our outstanding warrants by approximately two-thirds in exchange for the extension of the maturity dates of certain outstanding notes held by the holders of the adjusted warrants that would have otherwise been in default.  Effective in August 2008, we also reduced the exercise prices of approximately 3,355,600 of our outstanding warrants by approximately two-thirds in exchange for additional loans made to us by the holders of the adjusted warrants in connection with our 2008 C Unit and 2008 D Unit financings.

2008 E UNITS.  Effective October 22, 2008, the holder of $50,000 of principal of our non-convertible 2007 A Notes exchanged principal and interest due thereunder for $58,000 of equity units (“2008 E Units”) in a private exchange transaction.  Each 2008 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 E Notes”) and 2,000 warrants (the “Warrants”) each to purchase one share of our common stock. The 2008 E Notes bear interest at 13% per annum and will mature on September 30, 2009 (the “Maturity Date”). The 2008 E Notes are convertible into shares of our common stock at a per share price of $0.25 (the “Conversion Price”). The 2008 E Notes may be redeemed by us, upon ten trading days’ prior notice, during which time the holder may convert the 2007 D Notes into our common stock.  If the 2008 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 1,000 of the Warrants and $1.00 per share for the remaining 1,000 Warrants. The Warrants are exercisable for a period of five years from their date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  We repaid amounts due of less than $1,000 in cash to the exchanging noteholder for a total of $614.73.

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

We and Dawson James also entered into a Finders Agreement on March 26, 2008 (the “2008 Finders Agreement”) pursuant to which Dawson James acts as a finder for the placement of our securities on a “best efforts” basis.  Dawson James receives cash compensation equal to 14% of the gross offering price of the securities sold by or through Dawson James.   The 2008 Finders Agreement also provides that if within one year of the date of the 2008 Finders Agreement, we complete any private financing of equity or debt not involving Dawson James as a finder, placement agent or otherwise, with any prospective investors to whom we were introduced by Dawson James and disclosed to us in writing, we will pay Dawson James upon the closing of such financing 14% of the gross offering price of such securities as a source fee.

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

We have recently entered into a number of financing transactions (see Notes 4 and 17). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of debt and/or equity securities through private placement offerings and/or the sale of common stock. (See Note 17). We believe that if we raise approximately $8.9 million in debt and equity financings we would have sufficient funds to meet our needs for working capital ($1.5 million), repayment of debt (approximately $5.0 million expected to mature from October 1, 2008 to September 30, 2009), accounts payable and accrued expenses (approximately $2.1 million) and the balance to be utilized for marketing and development over the next twelve months.  As of September 30, 2008, we had cash balances of $29,536.

We recently signed a private placement agreement for the sale of up to $3.0 million of our common stock. We expect selling activities to begin in the first quarter of 2009 with completion of the offering at the end of the second quarter of 2009. In the meantime we are presently offering private debt securities to provide capital until the common stock offering is completed and the funds realized.

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

We engaged Minneapolis-based Logic Product Development (“Logic”), a product development and manufacturing company, to improve the usability and design of the next-generation Core:Tx rehabilitation device in September 2008.  The updated product design is intended to utilize our existing Core:Tx platform, be significantly smaller and lighter, read movement in multiple directions, and have multi-use capabilities for a more complex exercise program. The product design is also intended to run on bluetooth technology for greater accuracy and improved signal strength enabling the Core:Tx to account for a more peripheral movement.  The product is intended to be released along with the next generation of Core:Tx software, which is planned to be web-enabled to allow for remote access to the therapy.  With this product, patients will be able to remain connected to their physical therapists via the internet.  Our agreement with Logic provides that Logic will be paid for its services at an hourly rate based upon the nature of the services provided and for materials purchased at cost plus an 18% materials acquisition fee.  The project labor and materials fees and expenses are estimated to total approximately $154,000.  To date, the Company has paid a $40,000 retainer fee to Logic.  A termination fee of $8,000 plus the costs of work performed to date would apply in the event of a delay in the performance of the project under the agreement or an early termination of the agreement.  Logic commenced work on this project in September 2008.  The project was placed on hold in November 2008, pending the Company obtaining further financing.  No fees will apply in connection with this project delay.

GOING CONCERN MATTERS

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several periods. As of September 30, 2008, we had an accumulated deficit of approximately $33.6 million.

We have financed our operations since inception primarily through equity financings and loans from our officers, directors and stockholders. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts through our capital raising activities discussed above.

In addition, during recent weeks the United States and global financial markets have undergone extreme levels of volatility.  The United States and global credit markets have also become more restrictive than in the past. We have primarily utilized these markets for financing and raising capital. As a result of the recent changes in these markets, it may not be possible for us to continue to raise capital.

Our ability to continue as a going concern is dependent on our ability to raise additional capital through private placements or debt financings.  Continuing our operations in 2008 is dependent upon obtaining such further financing.  Our accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to raise additional capital and continue as a going concern.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 is not currently expected to have a material effect on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented.  The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of SFAS No. 163 is not expected to have a material effect on the Company’s financial statements.

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

WE HAVE HAD LIMITED PRODUCT SALES, A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION.

We have had limited sales of our products to date. We incurred net losses of approximately $(5.8) million during the quarter ended September 30, 2008. We expect to incur substantial additional operating losses in the future. During the quarter ended September 30, 2008, we generated revenues from product sales in the amount of $2,723. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON SEPTEMBER 30, 2008.

We had a working capital deficit of $(12,372,739) at September 30, 2008, which means that our current liabilities exceeded our current assets on September 30, 2008 by $12,372,739. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2008 were not sufficient to satisfy all of our current liabilities on that date.

WE MAY NOT BE ABLE TO OBTAIN THE SIGNIFICANT FINANCING THAT WE NEED TO CONTINUE TO OPERATE.

We have recently entered into a number of financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of our debt and/or equity securities through private placement offerings and/or the sale of common stock. We believe that if we raise approximately $8.9 million we will be able to service our debt obligations, continue operations and begin market penetration for the CoreTx product line. During recent weeks the United States and global financial markets have undergone extreme levels of volatility.  The United States and global credit markets have also become more restrictive than in the past. We have primarily utilized these markets for financing and raising capital. As a result of the recent changes in these markets, it may not be possible for us to continue to raise capital.  No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our working capital, debt repayment or other expenses, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or other capital needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

MARKET INFORMATION AND OTHER MATTERS

Market Information

On July 13, 2007, we became a reporting company under the Securities Exchange Act of 1934. Our common stock has been quoted on the OTC Bulletin Board since August 8, 2008. There is currently a low volume public trading market for our common stock.  There can be no assurance that an active public trading market for our common stock will develop. Absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Authorized and Outstanding Shares

Our Certificate of Incorporation authorizes 500,000,000 shares of our common stock, $0.01 par value per share and 100,000,000 shares of our preferred stock, $0.01 par value per share. As of September 30, 2008, we had 67,188,638 shares of common stock outstanding and no shares of preferred stock outstanding.

Stock Options

As of September 30, 2008, there were (i) 6,340,333 shares of our common stock issuable upon exercise of outstanding stock options under our 1999 Stock Incentive Plan at $0.25 per share and (ii) 7,127,000 shares of our common stock issuable upon exercise of outstanding stock options under our 2006 Plan at $0.25 to $0.75 per share.

Warrants

As of September 30, 2008, there were outstanding warrants to purchase 31,465,083 shares of our common stock at prices ranging from $0.10 to $1.50 per share.

Convertible Notes

Conversion into Common Stock.  As of September 30, 2008, there were outstanding promissory notes convertible into shares of our common stock as follows:

Principal	Type of Note	Conversion Terms	Conversion Shares
$1,353,000	2003 Notes	Convertible into common stock at $0.25 per share.	5,412,000
$50,000	April 2006 Notes	Convertible into common stock at $0.30 per share.	166,667
$200,000	2006 A Note	Convertible into common stock at the lower of $0.30 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,142,858
$250,000	2006 B Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$250,000	2006 C Notes	Convertible into common stock at the lower of $0.60 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$250,000	2006 D Notes	Convertible into common stock at the lower of $0.50 and 70% of the average closing bid price for the 20 trading days before conversion [at an assumed market price of $0.25 the assumed conversion price is $0.175].	1,428,572
$239,078	2006 G Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	796,927
$248,137	2007 C Note	Convertible into common stock at $0.35 per share.	708,963
$162,000	2007 D Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	540,000

$240,000	2007 E Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	800,000
$606,000	2007 F Notes	Convertible into common stock at the lower of $0.75 and 70% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.30 [at an assumed market price of $0.25 the assumed conversion price is $0.30].	2,020,000
$275,000	2008 A Notes	Convertible into common stock at 80% of the average closing bid price for the 20 trading days before conversion but in no event less than $0.40 [at an assumed market price of $0.25 the assumed conversion price is $0.40].	687,500
$4,123,215			16,560,631

See the Notes to the Financial Statements for additional terms of these convertible notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Company except as described below.

On June 18, 2008, Marc R. Silverman, a former President and Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, filed a lawsuit against the Company in the District Court for Boulder County, Colorado. Mr. Silverman claims that salary and consulting fees which Mr. Silverman had previously agreed to defer are now due and owing to him from the Company.  Mr. Silverman alleges claims for relief based upon violation of the Colorado Wage Act and breach of contract. Mr. Silverman seeks relief including alleged unpaid wages due and owing, statutory liquidated damages under the Colorado Wage Act, actual damages, costs and expenses of prosecution, attorney fees and pre- and post-judgment interest. The Company believes that this complaint is without merit and filed an answer to defend against such complaint on July 31, 2008.  The matter is scheduled for trial on March 2, 2009.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2008 D UNITS.  On June 23, 2008, June 27, 2008, July 18, 2008, July 31, 2008 and August 28, 2008, the Company sold $66,150, $200,000, $125,000, $95,000 and $50,000 of units, respectively, to lenders in a private transaction.  Each Unit consists of an unsecured non-convertible promissory note in the principal amount of $1,000 (the “2008 D Notes”), and 3,000 warrants to purchase one share of our common stock at $0.30 per share (the “Warrants”).   The 2008 D Notes will bear interest at 12% per annum and will mature 180 days from the date of issuance if not redeemed by such date (the “Maturity Date”).  The 2008 D Notes may be redeemed by the Company in whole or in part at any time at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Optional Redemption”).  The 2008 D Notes will be redeemed by the Company on the 20th day after the Mandatory Redemption Event (as herein defined) at a redemption price equal to 100% the principal amount of 2008 D Notes to be redeemed plus accrued and unpaid interest upon ten trading days prior notice (“Mandatory Redemption”).  The Mandatory Redemption Event shall be the date on which the Company has closed on equity financings grossing an aggregate of $1 million commencing upon the date of issuance of the 2008 D Notes and ending upon the Maturity Date.  If the 2008 D Notes have not been redeemed as of the Maturity Date, the principal and interest due thereunder will be paid by the Company in cash.  The Warrants included in the Units are exercisable for shares of Company common stock at any time beginning on the date of issuance and ending five years from the date of issuance at an exercise price of $0.30 per share.   For the $66,150 of 2008 D Units sold on June 23, 2008, the total offering price and total fees paid to broker-dealers were $66,150 and $9,261, respectively.  For the $200,000 of 2008 D Units sold on June 27, 2008, the total offering price and total fees paid to broker-dealers were $200,000 and $28,000, respectively. For the $125,000 of 2008 D Units sold on July 18, 2008, the total offering price and total fees paid to broker-dealers were $125,000 and $17,500, respectively.  For the $95,000 of 2008 D Units sold on July 31, 2008, the total offering price and total fees paid to broker-dealers were $95,000 and $13,300, respectively.  For the $50,000 of 2008 D Units sold on August 28, 2008, the total offering price and total fees paid to broker-dealers were $50,000 and $7,000, respectively.  Broker-dealer fees consisted of a finder’s fee of 14% of the gross offering proceeds raised by the finder in this offering.  Such fees were deducted from the offering proceeds.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.  The proceeds from the 2008 D Units were used for working capital purposes.

On August 18, 2008, the Company granted 100,000 options with an exercise price of $0.75 to Dr. August Leming upon his joining the Company’s Advisory Board which vest 1/3 on August 18, 2008, 1/3 on August 18, 2009 and 1/3 on August 18, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On October 14, 2008, the Company granted 150,000 options with an exercise price of $0.30 to Tommy Harris upon his joining the Company’s Board of Directors which vest 1/3 on October 14, 2008, 1/3 on October 14, 2009 and 1/3 on October 14, 2010, provided the optionee is providing services to the Company on such dates.  This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

2008 E UNITS.  Effective October 22, 2008, the holder of $50,000 of principal of our non-convertible 2007 A Notes exchanged principal and interest due thereunder for $58,000 of equity units (“2008 E Units”) in a private exchange transaction.  Each 2008 E Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the “2008 E Notes”) and 2,000 warrants (the “Warrants”) each to purchase one share of our common stock. The 2008 E Notes bear interest at 13% per annum and will mature on September 30, 2009 (the “Maturity Date”). The 2008 E Notes are convertible into shares of our common stock at a per share price of $0.25 (the “Conversion Price”). The 2008 E Notes may be redeemed by us, upon ten trading days’ prior notice, during which time the holder may convert the 2007 D Notes into our common stock.  If the 2008 E Notes have not been redeemed or converted as of the Maturity Date, the principal and interest due thereunder will be paid by us in shares of our common stock valued at the then applicable Conversion Price.  The exercise price is $0.75 for 1,000 of the Warrants and $1.00 per share for the remaining 1,000 Warrants. The Warrants are exercisable for a period of five years from their date of issuance. The shares issuable upon conversion of the Notes and exercise of the Warrants have piggyback registration rights.  We repaid amounts due of less than $1,000 in cash to the exchanging noteholder for a total of $614.73.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

ITEM 5.                  OTHER INFORMATION.

The Company has obtained the consent of the holders of the following notes to a new maturity date of December 31, 2008 and a waiver of any event of default as of the previous maturity date:  2006 A Notes, 2006 B Notes, 2006 C Notes, 2006 G Notes, certain 2007 F Notes, and 2008 C Notes.  The holder of the April 4, 2006 Note delivered a waiver of any event of default of the April 4, 2006 Note through December 31, 2008; the maturity date of such April 4, 2006 Note was May 1, 2008.

ITEM 6.                  EXHIBITS.

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.121	Finders Fee Agreement dated March 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (1)

10.122	Selling Agreement dated January 24, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (1)

10.127	Amendment No. 1 to Consulting Agreement dated June 23, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (3)

10.128	Amendment No. 1 to Selling Agreement dated June 25, 2008 between Performance Health Technologies, Inc. and Dawson James Securities (3)

10.129	Form of Subscription Agreement entered into in 2008 D private placement (3)

10.130	Form of 12% Non-Convertible Note issued in 2008 D private placement (3)

10.131	Form of $0.30 Warrants issued in 2008 D private placement (3)

10.132	Time and Materials Contract dated August 8, 2008 between Logic Product Development and Performance Health Technologies, Inc. +

10.133	Form of Amendment to Notes to extend maturity dates +

10.134	Form of Waiver Letter to Note dated April 4, 2006 +

10.135	Form of Debt Exchange Agreement and Investor Questionnaire dated as of October 22, 2008 (including forms of notes and warrants) +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
______________________

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and incorporated herein by reference.

+           Exhibit filed herewith in this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE HEALTH TECHNOLOGIES, INC.

Date: November 19, 2008	By:	/s/ Robert D. Prunetti
Robert D. Prunetti, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Bartolomei
James E. Bartolomei, Chief Financial Officer
(Principal Financial and Accounting Officer)